Form 10QSB
period 1999-06-30
PATRIOT INVESTMENT CORP
filed 1999-08-13
CIK 805729

United States Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Quarter Ended                                     Commission File Number
---------------------                                     ----------------------
  June 30, 1999                                                 0-25765

                         PATRIOT INVESTMENT CORPORATION
                        --------------------------------
             (Exact name of registrant as specified in its charter)

                                     NEVADA
                                    --------
         (State of other jurisdiction of incorporation or organization)

                                   87-0429748
                                  ------------
                      (I.R.S. Employer Identification No.)

                6269 Jamestown Court, Salt Lake City, Utah, 84121
               ---------------------------------------------------
                    (Address of principal executive offices)

                                  801-566-6627
                                 --------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                      None
                                     ------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes  X   No
                         ----      ----

State the number of shares outstanding of each of the registrants classes of common equity, as of the latest practicable date.

Common stock, par value $.001, 20,000,000 shares outstanding as of July 21, 1999

Transitional small business disclosure format (Check one):

                     Yes  X   No
                         ----      ----



                                        1
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

     See pages F-1 to F 4 attached.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL STATEMENTS
---------------------------------------------------------------------

     This Form 10-QSB contains certain forward-looking statements. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as (may, will, expect, believe, anticipate, estimate or continue) or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within the Company's control. These factors include but are not limited to economic conditions generally and in the industries in which the Company may participate; competition within the Company's chosen industry, including competition from much larger competitors; technological advances and failure by the Company to successfully develop business relationships.

General
-------

     Since its inception in 1986, the Company has not had active business operations. The Company intends to seek, investigate and if warranted, acquire an interest in a business opportunity. The Company does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry.
The Company has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors.

     As of the date of this report, the Company has not yet entertained the acquisition of any business opportunity but is actively seeking such opportunities.

Year 2000 Compliance
--------------------

          This concern, known as (The Year 2000) problem or (The Millennium Bug) is expected to effect a large number of computer systems and programs after the year 1999. The concern is that any computer function that requires a date calculation may produce errors or system failures. As a result, computer systems and/or software used by many companies will need to be upgraded to comply with (Year 2000) requirements. The Company is presently evaluating the impact of the Year 2000 issue as it affects its business operations and interfaces . To date, the Company is unaware of any situation of noncompliance that would materially adversely effect its operations or financial condition. There can be no assurance, however, that instances of noncompliance which could have a material adverse effect on the Company's operations or financial condition have been identified. Additional, there can be no assurance that the systems of other companies with which the Company transacts business will be corrected on a timely basis, or that failure by such third party entities to correct a Year 2000 problem, or a correction which is incompatible with the Company's information systems, would not have a material adverse effect on the Company's operations or financial condition.


                                        2
PLAN OF OPERATIONS
------------------

     The Company has little cash and has experienced losses from inception. As of June 30, 1999, the Company had $219 cash on hand. As of that date, the Company had no outstanding liabilities. The Company has no material commitments for capital expenditures for the next twelve months.

     As of the date of this report, the Company has yet to generate positive cash flow. Since inception, the Company has primarily financed its operations through the sale of common stock.

     The Company believes that its current cash needs can be met with the cash on hand for at least the next twelve months. However, should the Company obtain a business opportunity, it may be necessary to raise additional capital. This may be accomplished by selling common stock of the Company.

     Management of the Company intends to actively seek business opportunities for the Company during the next twelve months.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.  Legal Proceedings

     None

Item 2.  Changes in Securities


     Recent Sales of Unregistered Securities


          (a) Securities sold.
          --------------------

          Date           Title          Price Per Share          Amount
         -------------  ----------     ----------------         -----------
         Dec. 31, 1996  Common         $.001                    2,300,000
         Dec. 31, 1997  Common         $.001                    5,000,000


                                        3

     (b) Underwriters and other purchasers.
     --------------------------------------

     All securities were purchased by Bradley S. Shepherd, an officer and director of the Company.

     (c) Consideration.
     ------------------

     The aggregate offering price for sales made in 1996 was $2,300 and $15,000 in 1997. No commissions were paid.

     (d) Exemption from registration claimed.
     ----------------------------------------

     The shares were issued pursuant to an exemption from registration under
Section 4(2) of the Securities Act of 1933, as amended.

     (e) Terms of conversion or exercise.
     -------------------------------------

     Not applicable.


     (f) Use of Proceeds.
     --------------------

          Proceeds from the sale of shares was used for working capital.

Item 3.  Defaults upon Senior Securities
-----------------------------------------

     None


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     None


Item 5.  Other Information
--------------------------

     None


                                        4
Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (A)  Reports on Form 8-K

     No reports on Form 8-K were filed or required to be filed during the quarter ended June 30, 1999.

     (B)  Exhibits.  The following exhibits are included as part of this report:



Exhibit   SEC Exhibit         Title of Document        Location
Number    Ref. Number
------    ----------          -----------------------  -----------
   27        27                Financial Data Schedule  Attached

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.

                         Patriot Investment Corporation


August 10, 1999               /s/ Bradley S. Shepherd
                              -------------------------
                                  Bradley S. Shepherd
                                  President and Treasurer

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.

                         Patriot Investment Corporation


August 10, 1999               --------------------------------
                              Bradley S. Shepherd
                              President and Treasurer


                         PATRIOT INVESTMENTS CORPORATION
                          (A Development Stage Company

                                 BALANCE SHEETS

                                     ASSETS

                                                              June   December
                                                          30, 1999   31, 1998
                                                         ---------- ----------
CURRENT ASSETS

  Cash                                                   $     219 $    4,914
                                                         ---------- ----------

       Total Current Assets                                    219      4,914
                                                         ---------- ----------

       TOTAL ASSETS                                      $     219  $   4,914
                                                         ========== ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                       $      -   $      -
                                                         ---------- ----------
       Total Current Liabilities                                -          -
                                                         ---------- ----------
STOCKHOLDERS' EQUITY

  Preferred stock; $.001 par value, 10,000,000 shares
     authorized, no shares issued and outstanding
  Common stock; $.001 par value, 30,000,000 shares
     authorized, 20,000,000 shares issued and
     outstanding both periods                               20,000     20,000
  Capital in excess of par value                           141,376    141,376
  Earnings (deficit) accumulated during the
     development stage                                    (161,157)  (156,462)
                                                         ---------- ----------
       Total Stockholders' Equity                              219      4,914
                                                         ---------- ----------
       TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                              $     219  $   4,914
                                                         ========== ==========

                        See Notes to Financial Statements

                         PATRIOT INVESTMENTS CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                    For the Three           For the Six   Cumulative
                                         June 30,              June 30,   During the
                             --------------------- --------------------- Development
                                 1999        1998       1999       1998        Stage
                            ----------  ---------- ---------- ----------   ----------

REVENUE                     $     -     $     -    $     -    $     -      $     -

EXPENSES                       (1,475)         (5)    (4,695)      (220)     (17,661)

LOSS FROM
DISCONTINUED
OPERATIONS                         -              -       -          -      (143,476)

NET INCOME
(LOSS)                      $  (1,475)  $      (5) $  (4,695) $    (220)   $(161,157)
                            ==========  ========== ========== ==========   ==========
EARNINGS (LOSS)
PER SHARE                   $   (0.00)  $   (0.00) $   (0.00) $   (0.00)   $    (.03)
                            ==========  ========== ========== ==========   ==========

                        See Notes to Financial Statements

                         PATRIOT INVESTMENT CORPORATION
                          (A Development Stage Company)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1  -  CONDENSED FINANCIAL STATEMENTS
-----------------------------------------

   The Company, without audit, has prepared the accompanying financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at June 30, 1999 and 1998 and for all periods presented have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 audited financial statements. The results of operations for the periods ended June 30, 1999 and 1998 are not necessarily indicative of the operating results for the full year.