Form 10QSB
period 1999-09-30
PATRIOT INVESTMENT CORP
filed 1999-11-04
CIK 805729

United States Securities and Exchange Commission
                            Washington, DC 20549

                                FORM 10-QSB

               Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File Number
---------------------                                ----------------------
September 30, 1999                                       0-25765

                       PATRIOT INVESTMENT CORPORATION
                      -------------------------------
           (Exact name of registrant as specified in its charter)

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

            X   Yes       No
          ------    ------

State the number of shares outstanding of each of the registrants classes of common equity, as of the latest practicable date.

Common stock, par value $.001, 20,000,000 shares outstanding as of October 21, 1999

Transitional small business disclosure format (Check one):
           X   Yes      No
          -----     -----

                       PART I - FINANCIAL INFORMATION
                      -------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

     See pages F-1 to F-4 attached.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL STATEMENTS
---------------------------------------------------------------------
     This Form 10-QSB contains certain forward-looking statements. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may", "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within the Company's control. These factors include but are not limited to economic conditions generally and in the industries in which the Company may participate; competition within the Company's chosen industry, including competition from much larger competitors; technological advances and failure by the Company to successfully develop business relationships.

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

Year 2000 Compliance
--------------------
     This concern, known as "The Year 2000" problem or "The Millennium Bug" is expected to effect a large number of computer systems and programs after the year 1999. The concern is that any computer function that requires a date calculation may produce errors or system failures. As a result, computer systems and/or software used by many companies will need to be upgraded to comply with "Year 2000" requirements. The Company is presently evaluating the impact of the Year 2000 issue as it affects its business operations and interfaces . To date, the Company is unaware of any situation of noncompliance that would materially adversely effect its operations or financial condition. There can be no assurance, however, that instances of noncompliance which could have a material adverse effect on the Company's operations or financial condition have been identified. Additional, there can be no assurance that the systems of other companies with which the Company transacts business will be corrected on a timely basis, or that failure by such third party entities to correct a Year 2000 problem, or a correction which is incompatible with the Company's information systems, would not have a material adverse effect on the Company's operations or financial condition.

                                     2


PLAN OF OPERATIONS
------------------
     The Company has little cash and has experienced losses from inception. As of September 30, 1999, the Company had $3,784 cash on hand. As of that date, the Company had no outstanding liabilities. The Company has no material commitments for capital expenditures for the next twelve months.

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

                        PART II - OTHER INFORMATION
                       -----------------------------

Item 1.  Legal Proceedings
--------------------------
     None

Item 2.  Changes in Securities
-------------------------------

     Recent Sales of Unregistered Securities

     (a) Securities sold.
     --------------------

     Date           Title     Price Per Share     Amount
     -------------  --------- ---------------     ----------
     Dec. 31, 1996  Common    $.001                2,300,000
     Dec. 31, 1997  Common    $.001                5,000,000
     --------------------------------------------------------


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

     (e) Terms of conversion or exercise.
     ------------------------------------
     Not applicable.

     (f) Use of Proceeds.
     --------------------
          Proceeds from the sale of shares was used for working capital.

Item 3.  Defaults upon Senior Securities
----------------------------------------
     None

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
     None

Item 5.  Other Information
--------------------------
     None

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
     (A)  Reports on Form 8-K

     No reports on Form 8-K were filed or required to be filed during the quarter ended September 30, 1999.


                                     4

     (B) Exhibits. The following exhibits are included as part of this report:

     Exhibit   SEC Exhibit    Title of Document          Location
     Number    Ref. Number
     -------------------------------------------------------------
     27        27             Financial Data Schedule    Attached
     -------------------------------------------------------------



                                     5

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Patriot Investment Corporation


October 28, 1999                   /s/ Bradley S. Shepherd
                                   ------------------------
                                   Bradley S. Shepherd
                                   President and Treasurer


                                     6



                       PATRIOT INVESTMENT CORPORATION
                       (A Development Stage Company)

                               BALANCE SHEETS

                                   ASSETS

                                                      September     December
                                                       30, 1999     31, 1998
                                                    ------------ ------------
                                                     (Unaudited)

CURRENT ASSETS:
   Cash in bank                                     $    3,784  $     4,914
                                                   ------------ ------------
    Total Current Assets                                 3,784        4,914
                                                   ------------ ------------
 TOTAL ASSETS                                       $    3,784  $     4,914
                                                   ============ ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                 $        -  $         -
   Stockholder advance                                   4,000            -
                                                   ------------ ------------
    Total Current Liabilities                            4,000            -
                                                   ------------ ------------
STOCKHOLDERS' EQUITY
  Preferred stock; $.001 par value,
   10,000,000 shares authorized,
   no shares issued and outstanding                         -            -
  Common stock; $.001 par value 30,000,000
   shares authorized, 20,000,000 shares
   issued and outstanding both periods                 20,000       20,000
  Capital in excess of par value                      141,376      141,376
  Earnings (deficit) accumulated during
   the development stage                             (161,592)    (156,463)
                                                  ------------ ------------
     Total Stockholders' Equity (Deficit)                (216)       4,914
                                                  ------------ ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $    3,784  $     4,914
                                                  ============ ============



                See Notes to Condensed Financial Statements.

                                    F-1

                       PATRIOT INVESTMENT CORPORATION
                       (A Development Stage Company)

                               STATEMENTS OF OPERATION
                                     (Unaudited)

                                    For the Three          For the Nine
                                     Months Ended          Months Ended   Cumulative
                                    September 30,         September 30,   During the
                            ---------------------- --------------------- Development
                                 1999        1998       1999       1998        Stage
                            ----------  ---------- ---------- ----------  -----------

REVENUE                     $       -   $       -  $       -  $       -  $         -

EXPENSES                         (435)       (850)    (5,130)    (1,075)     (18,116)

LOSS FROM DISCONTINUED
OPERATIONS                          -           -          -          -     (143,476)
                            ----------  ---------- ---------- ----------  -----------
NET INCOME (LOSS)           $    (435)  $    (850) $  (5,130) $  (1,075) $  (161,592)
                            ==========  ========== ========== ==========  ===========
EARNINGS (LOSS) PER SHARE   $   (0.00)  $   (0.00) $   (0.00) $   (0.00) $     (0.03)
                            ==========  ========== ========== ==========  ===========




                See Notes to Condensed Financial Statements

                                    F-2

                       PATRIOT INVESTMENT CORPORATION
                       (A Development Stage Company)

                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                    For the Three          For the Nine
                                     Months Ended          Months Ended   Cumulative
                                    September 30,         September 30,   During the
                            ---------------------- --------------------- Development
                                 1999        1998       1999       1998        Stage
                            ----------  ---------- ---------- ----------  -----------

CASH FLOWS FROM OPERATING
ACTIVITIES

  Net Income (Loss)         $    (435)  $    (850) $  (5,130) $  (1,075)  $ (161,592)
                            ----------  ---------- ---------- ----------  -----------

   Net Cash Flows (Used)
   By Operating Activities  $    (435)  $    (850) $  (5,130) $  (1,075)  $ (161,592)
                            ----------  ---------- ---------- ----------  -----------

CASH FLOWS FROM INVESTING
ACTIVITIES                          -          -           -          -            -
                            ----------  ---------- ---------- ----------  -----------

CASH FLOWS FRON FINANCING
ACTIVITIES

  Proceeds from sale of
   common stock                     -           -          -          -      161,376
  Stockholder advance           4,000           -      4,000          -        4,000
                            ----------  ---------- ---------- ----------  -----------

     Net Cash Provided by
     Financing Activities       4,000           -      4,000          -      165,376
                            ----------  ---------- ---------- ----------  -----------

NET INCREASE (DECREASE)
IN CASH                         3,565        (850)    (1,130)    (1,075)       3,784

CASH - BEGINNING OF PERIOD        219       5,764      4,914      5,989            -
                            ----------  ---------- ---------- ----------  -----------

CASH - END OF PERIOD        $   3,784   $   4,914  $   3,784  $   4,914   $    3,784
                            ==========  ========== ========== ==========  ===========

SUPPLEMENTAL DISCLOSURES
  Interest                  $       -   $       -  $       -  $       -   $        -
                            ==========  ========== ========== ==========  ===========
  Income Tax                $       -   $       -  $       -  $       -   $        -
                            ==========  ========== ========== ==========  ===========



                See Notes to Condensed Financial Statements

                                    F-3

                       PATRIOT INVESTMENT CORPORATION
                       (A Development Stage Company)

                       NOTES TO FINANCIAL STATEMENTS

NOTE #1 - CONDENSED FINANCIAL STATEMENTS
----------------------------------------


     The Company, without audit, has prepared the accompanying financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at September 30, 1999 and 1998 and for all periods presented have been made.

          Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 audited financial statements. The results of operations for the periods ended September 30, 1999 and 1998 are not necessarily indicative of the operating results for the full year.




                                    F-4