Form 10KSB
period 1999-12-31
PATRIOT INVESTMENT CORP
filed 2000-03-28
CIK 805729

SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                           Form 10-KSB
        Annual Report Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934
(Mark One)
[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
          For the fiscal year ended December 31, 1999

[   ]     Transition report under section 13 or 15(d) of the
          Securities Exchange Act of 1934
          For the transition period from   to

                 Commission File Number 0-25765

                 Patriot Investment Corporation
         (Name of small business issuer in its charter)

    Nevada                                        870429748
(State or other jurisdiction of            (I.R.S. Employer I.D. No.)
incorporation or organization)

6269 Jamestown Court, Salt Lake City, Utah                    84121
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number, including area code:   801-566-6627

Securities registered pursuant to Section 12(b) of the Exchange
Act: None

Securities registered under Section 12(g) of the Exchange Act:

              $.001 par value, common voting shares
                  (Title of class)

Check whether the Issuer (1) filed all reports
required to be filed by section 13 or 15(d) of the
Exchange Act during the past 12 months (or for such
shorter period that the registrant was required to
file such report(s), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [ X ]  No [   ]

Check if there is no disclosure of delinquent filers
in response to Item 405 of Regulation S-B is
contained in this form, and no disclosure will be
contained, to the best of the registrant's knowledge,
in definitive proxy or information statements
incorporated by reference in Part III of this form 10-
KSB or any amendment to this Form 10-KSB. [    ]

The issuer's revenue for its most recent fiscal year was: $-0-

The aggregate market value of the issuer's voting stock held as of March 20, 2000, by non-affiliates of the issuers was $362,000.

As of March 20, 2000, issuer had 25,000,000 shares of its $.001 par value common stock outstanding.

Transitional Small Business Format:   Yes [   ]   No [ X ]
Documents incorporated by reference: none

                       PART I

Item 1.  Description of Business.

     Patriot Investment Corporation, ("Patriot" or the "Company") was originally incorporated in Nevada on January 13, 1986. The Company has not had active business operations since its inception and is considered a development stage company. In 1993, the Company entered into an agreement with Bradley S.
Shepherd in which Mr. Shepherd agreed to become an officer and director of the Company and use his best efforts to organize and update the books and records of the Corporation and seek business opportunities for acquisition or participation by the Company.
      The Company intends to seek, investigate, and if warranted, acquire an interest in a business opportunity. The Company does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. The Company has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors.
     The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment. There is no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its shareholders.
     The activities of the Company are subject to several significant risks which arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without the consent, vote, or approval of the Company's shareholders.
Sources of Opportunities
     It is anticipated that business opportunities may be available to the Company from various sources, including its officers and directors, professional advisers, securities brokerdealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.
     The Company will seek a potential business opportunity from all known sources, but will rely principally on personal contacts of its officers and directors as well as indirect associations between them and other business and professional people.
Although the Company does not anticipate engaging professional firms specializing in business acquisitions or reorganizations, if management deems it in the best interests of the Company, such firms may be retained. In some instances, the Company may publish notices or advertisements seeking a potential business opportunity in financial or trade publications.

Criteria

     The Company will not restrict its search to any particular business, industry or geographical location. The Company may acquire a business opportunity or enter into a business in any industry and in any stage of development. The Company may enter into a business or opportunity involving a "start up" or new company. The Company may acquire a business opportunity in various stages of its operation.

     In seeking a business venture, the decision of management of the Company will not be controlled by an attempt to take advantage of an anticipated or perceived appeal of a specific industry, management group, or product or industry, but will be based upon the business objective of seeking long-term capital appreciation in the real value of the Company.
     In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; the history of operations, if any;
prospects for the future; the nature of present and expected competition; the quality and experience of management services which may be available and the depth of the management; the potential for further research, development or exploration; the potential for growth and expansion; the potential for profit;
the perceived public recognition or acceptance of products, services, trade or service marks, name identification; and other relevant factors.
     Generally, the Company will analyze all
available factors in the circumstances and make a determination based upon a composite of available facts, without reliance upon any single factor as controlling.

Methods of Participation of Acquisition
     Specific business opportunities will be reviewed and, on the basis of that review, the legal structure or method of participation deemed by management to be suitable will be selected. Such structures and methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures, other contractual arrangements, and may involve a reorganization, merger or consolidation transaction. The Company may act directly or indirectly through an interest in a partnership, corporation, or other form of organization.
Procedures

     As part of the Company's investigation of business opportunities, officers and directors may meet personally with management and key personnel of the firm sponsoring the business opportunity, visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures.

     The Company will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of product, service and company history;
management resumes; financial information; available projections with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks or service marks or rights thereto; present and proposed forms of compensation to management; a description of transactions between the prospective entity and its affiliates; relevant analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; and other information deemed relevant.

Competition

     The Company expects to encounter substantial competition in its efforts to acquire a business opportunity. The primary competition is from other companies organized and funded for similar purposes, small venture capital partnerships and corporations, small business investment companies and wealthy individuals.

Employees

     The Company does not currently have any
employees but relies upon the efforts of its officers and directors to conduct the business of the Company.

Item 2.  Description of Property.

     The Company does not currently own any property.
The Company utilizes office space in the residence of Bradley S. Shepherd at no cost. Until such time as the Company pursues a viable business opportunity and recognizes income, it will not seek independent office space.

Item 3.  Legal Proceedings.

     No legal proceedings are threatened or pending against the Company or any of its officers or directors. Further, none of the Company's officers or directors or affiliates of the Company are parties against the Company or have any material interests in actions that are adverse to the Company's interests.

Item 4.  Submission of Matters to a Vote of Securities Holders.

     No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                       PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

     The Company's common stock is listed on the Over the Counter Bulletin Board ("OTCBB"), under the symbol "PTRT". As of March 20,2000, the Company had
123 shareholders holding 25,000,000 shares of common stock. Of the issued and outstanding common stock, 1,231,500 are free trading, the balance are restricted stock as that term is used in Rule 144.


                                      CLOSING BID      CLOSING ASK
                                    High      Low     High       Low
1998
First Quarte                         0.1      0.1     .10        .10
Second Quarter                       0.1      0.1     .10        .10
Third Quarter                        0.1      0.1     .10        .10
Fourth Quarter                       0.1      0.1     .10        .0

1999
First Quarter                         .01      .01    .05        .05
Second Quarter                        .01      .01    .01        .05
Third Quarter                         .05      .01    .10        .10
Fourth Quarter                        .25      .01    .625       .10

     The above quotations, as provided by the National Quotation
Bureau, LLC., represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent actual transactions.

     The Company has not paid, nor declared, any dividends since its inception and does not intend to declare any such dividends in the foreseeable future.
The Company's ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that the corporation's assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

Item 6. Management's Discussion and Analysis or Plan of Operation.

     The Company has little cash and has experienced losses from inception. As of December 31, 1999, the Company had $376 cash on hand. As of that date, the Company had no outstanding liabilities. The Company has no material commitments for capital expenditures for the next twelve months.

     As of the date of this report, the Company has yet to generate positive cash flow from operations.
Since inception, the Company has primarily financed its operations through the sale of common stock. The
Company believes that its current cash needs can be met with the cash on hand for at least the next twelve months. However, should the Company obtain a business opportunity, it may be necessary to raise additional capital. This may be accomplished by selling common stock of the Company.

     Management of the Company intends to actively seek business opportunities for the Company during the next twelve months.

Item 7.  Financial Statements.
          The financial statements of the Company
     appear at the end of this report beginning with the Index to Financial Statements on page F-1.

Item 8.  Changes In and Disagreements with
Accountants on Accounting and Financial Disclosure.

     None.

                      PART III

Item 9.  Directors, Executive Officers, Promoters and
Control Persons; Compliance With Section 16(a) of the
Exchange Act.

The following table sets forth as of March 17, 2000, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name                  Age   Position              Director or Officer Since

Bradley S. Shepherd   39   Director, President,   February,  1993
                           Secretary/Treasurer
Todd Gee              40   Director               February, 1993

     All officers hold their positions at the will of the Board of Directors. All directors hold their positions for one year or until their successors are elected and qualified.

     Set forth below is certain biographical
information regarding each of the Company's executive officers and directors:

     Bradley S. Shepherd. Director, President,
Secretary/Treasurer, age 39. Mr. Shepherd is the owner and manager of Shepherd's Allstar Lanes, Inc., a bowling center, restaurant, and lounge located in West Jordan, Utah. After managing the business for three years, Mr. Shepherd purchased the business in June of 1993. Mr. Shepherd also manages and is trustee for the Roger L. Shepherd Family Trust which owns and leases commercial office and warehouse buildings and residential properties in the Salt Lake
City area.

     Mr Shepherd also serves as Director, President,
Secretary, and Treasurer of Siclone Industries, Inc., a Delaware corporation. Siclone Industries, Inc. is a publicly held company seeking to acquire an interest in a business opportunity.

     Prior to his current business activities, Mr.
Shepherd spent 10 years working in the securities industry as an account representative and then securities trader for R.A. Johnson Company, Inc., and then Olsen Payne and Company, both Salt Lake City, brokerage firms.

Todd Gee, Director, age 40. Mr. Gee is the owner and operator of the Hardwood Flooring Company, a Utah general partnership engaged in the installation of all types of hardwood flooring. Form 1982 to 1984, Mr. Gee attended the University of Utah.

     To the knowledge of management, during the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

     (1) filed a petition under the federal
     bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;
     (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding
     (excluding traffic violations or other minor offenses);
     (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities;
     (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; or (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;
     (4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange
     Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange
     Commission has not been subsequently reversed, suspended, or vacated
     (6) was found by a court of competent
     jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Item 10.  Executive Compensation

     The following table sets forth certain summary information concerning the compensation paid or accrued for each of the Registrant's last three completed fiscal years to the Registrant's or its principal subsidiaries chief executive officers and each of its other executive officers that received compensation in excess of $100,000 during such period
(as determined at December 31, 1999, the end of the Registrant's last completed fiscal year).

             SUMMARY COMPENSATION TABLE

                       Annual compensation              Long term compensation
                                                               Securities
                                       Other    Restricted   Securities    LTIP    All
                                       Annual    stock       underlying    payouts other
Name &          Year  Salary   Bonus   Compen-   awards      options/SARs   ($)    Compen-
Principal       ($)    ($)             sation     ($)          (#)                 sation
Position
Bradley S.
Shepherd (1)    1999    -0-       -0-    -0-        -0-             -0-       -0-    -0-
President,      1998    -0-       -0-    -0-        -0-             -0-       -0-    -0-
Secretary,      1997    -0-       -0-    -0-        -0-             -0-       -0-    -0-
Treasurer

Compensation of Directors.

     None.

Employment Contracts and Termination of Employment and Change in Control Arrangement.

     There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change of control of the Company.
Item 11.  Security Ownership of Certain Beneficial
Owners and Management.

     The following table sets forth as of December
31, 1999, the name and the number of shares of the Registrant's Common Stock, par value $0.001 per share, held of record, or was known by the Registrant to own beneficially, more than 5% of the 25,000,000 issued and outstanding shares of the Registrant's
Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Title of  Name and Address of     Amount and Nature of    Percentage of Class
Class     Beneficial Owner        Beneficial Ownership

Common   Bradley S. Shepherd (1)   22,990,000                  91.96%
         6269 Jamestown Court
         Salt Lake City, UT 84121

Common   Todd Gee(1)                  200,000                   0.8%
         265 E. Hampton Avenue
         Salt Lake City, UT 84111

Common   Officers, Directors and   23,190,000                  92.76%
         Nominees as a Group:
         2 people

(1) Officer and/or director.

Item 12.  Certain Relationships and Related

Transactions.

The Company utilizes office space at the residence of Mr.
Shepherd to conduct its activities at no charge to the Company.

     Prior to year end, the Company's president was issued 5,000,000 shares of common stock in exchange for cash advances received during the year in the amount of $5,000.

Item 13.  Exhibits and Reports on Form 8-K.

 No reports on Form 8-K were filed or required to be filed during the quarter ended December 31, 1999.

Exhibit No.  SEC No.   Title                              Location
2.01           2(i)    Articles of Incorporation          Incorporation by
                                                          reference*
2.02           2(ii)   Bylaws                             Incorporation by
                                                          reference*
3              27      Financial Data Schedule            Attached

     *Incorporated by reference from the Registrant's registration statement on form 10-SB, as amended, filed with the Commission, SEC file no. 0-25765.

                     SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Patriot Investment Corporation

Date: March 28, 2000          By:/s/ Bradley S. Shepherd
                                     President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 28, 2000           By: /s/ Bradley S. Shepherd
                                       President, Secretary, Treasurer
                                       and Director
Date: March 28, 2000           By: /s/ Todd Gee
                                       Director

                 PATRIOT INVESTMENT CORPORATION
                  (A Development Stage Company)







                  INDEPENDENT AUDITORS'  REPORT
                               AND
                      FINANCIAL STATEMENTS
                   December 31, 1999 and 1998

                 PATRIOT INVESTMENT CORPORATION
                 (A Development Stage Company)

                        TABLE OF CONTENTS

                                                                  Page
Independent Auditors' Report                                      F-3

Balance Sheets - December 31, 1999 and 1998                       F-4

Statements of Operations for the Years Ended
  December 31, 1999 and 1998 and for the
  Period from January 13, 1986 (Inception) to
  December 31, 1999                                               F-5

Statement of Stockholders' Equity for the
  Period From Inception of the Development Stage
  January 13, 1986 Through December 31, 1999                      F-6

Statements of Cash Flows for the Years Ended
  December 31, 1999 and 1998 and for the
  Period from January 13, 1986 (Inception)
  to December 31, 1999                                            F-7

Notes to the Financial Statements                                 F-8

HANSEN, BARNETT & MAXWELL
  A Professional Corporation
 CERTIFIED PUBLIC ACCOUNTANTS

                                                       (801) 532-2200
Member of AICPA Division of Firms                  Fax (801) 532-7944
     Member of SECPS                         345 East Broadway, Suite 200
Member of Summit International Associates    Salt Lake City, Utah 84111-2693

     INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Patriot Investment Corporation
We have audited the accompanying balance sheets of Patriot Investment Corporation (a development stage company) as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows for the years then ended and the cumulative period from January 1, 1994 through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Patriot Investment
Corporation for the period from inception on January
13, 1986 through December 31, 1993 were audited by other auditors whose report dated January 15, 1995, expressed an unqualified opinion with an explanatory paragraph describing conditions that raised substantial doubt about its ability to continue as a going concern on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Patriot Investment Corporation as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended and for the years ended December 31, 1999 and 1998 included in the period from inception on January
13, 1986 through December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has little cash and has experienced losses from inception that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HANSEN, BARNETT &
MAXWELL
Salt Lake City, Utah
March 10, 2000

                 PATRIOT INVESTMENT CORPORATION
                  (A Development Stage Company)
                        BALANCE SHEETS
                   DECEMBER 31,1999 AND 1998



                       ASSETS

                                                    1999          1998
Current Assets - Cash                            $   376      $  4,914
Total Assets                                     $   376      $  4,914


        LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities                              $    -       $     -
     Total Liabilities                                -             -
Stockholders' Equity
  Preferred Stock, $0.001 par value; 10,000,000
  shares authorized; no shares issued and
  outstanding                                    $    -       $     -
  Common Stock, $0.001 par value; 50,000,000
  shares authorized; issued and outstanding:
  December 31, 1999 25,000,000 shares,
  December 31, 1998 20,000,000 shares            25,000        20,000
  Additional paid in capital                    141,376       141,376
  Deficit accumulated during development stage (166,000)     (156,462)

      Total Stockholders' Equity                    376         4,914

Total Liabilities and Stockholders' Equity      $   376      $  4,914

                 PATRIOT INVESTMENT CORPORATION
                  (A Development Stage Company)

                  STATEMENTS OF OPERATIONS
         FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
      AND FOR THE PERIOD FROM JANUARY 13, 1986 (INCEPTION)
                      TO DECEMBER 31, 1999


                                                           From Inception
                                                           On January 13,
                                                           1986 Through
                                                           December 31,
                                      1999         1998        1999

Revenue                            $     -     $      -      $       -

Expenses                             9,538        1,075         22,524

Loss From Discontinued Operations        -            -        143,476

Net Loss                           $(9,538)    $ (1,075)     $(166,000)

Basic Loss Per Share               $ (0.00)    $  (0.00)     $   (0.02)

Weighted Average Shares Outstanding 20,000,000  20,000,000    7,398,676

The accompanying notes are an integral part of these financial statements

                 PATRIOT INVESTMENT CORPORATION
                  (A Development Stage Company)
           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
     FOR THE PERIOD FROM INCEPTION OF THE DEVELOPMENT STAGE
          JANUARY 13, 1986 THROUGH DECEMBER 31, 1999

                                                                           Deficit
                                                                           Accumulated
                                                           Additional      During the
                                       Common Shares        Paid-In        Development
                                     Shares      Amount      Capital          Stage
Balance at Inception
 on January 13, 1986                           -  $      -    $       -       $    -

Issuance of 600,000 shares to the
 officers and directors for cash,
 January 13, 1986, $0.025 per share     600,000        600       14,400            -

Issuance of 1,500,000 shares of
 common stock to the public for cash,
 January 13, 1986, $0.10 per share    1,500,000      1,500      148,500            -

Less deferred stock offering costs            -          -      (21,524)           -

Issuance of stock to officer for cash:
 December 30, 1993, $.001 per share   5,000,000      5,000            -            -
 July 27, 1995, $.001 per share       1,000,000      1,000            -            -
 November 1, 1995, $.001 per share      100,000        100            -            -
 December 12,1995, $.001 per share    1,250,000      1,250            -            -
 December 29,1995, $.001 per share    1,750,000      1,750            -            -
 December 28,1995, $.001 per share    1,500,000      1,500            -            -
 December 31,1996, $.001 per share    2,300,000      2,300            -            -
 December 31,1997, $.001 per share    5,000,000      5,000            -            -

Net loss from inception (January 13,
 1986) through December 31, 1997              -          -            -     (155,387)

Balance - December 31, 1997          20,000,000     20,000      141,376     (155,387)

Net loss for the year ended
 December 31, 1998                            -          -            -       (1,075)

Balance - December 31, 1998          20,000,000     20,000      141,376     (156,462)

Issuance of 5,000,000 shares common
 stock to officer for cash advances
 received, December 31, 1999,
 $.001 per share                     5,000,000       5,000            -            -

Net loss for the year ended
 December 31, 1999                           -           -            -       (9,538)

Balance - December 31, 1999        25,000,000     $ 25,000     $141,376    $(166,000)

 The accompanying notes are an integral part of these financial statements.

                 PATRIOT INVESTMENT CORPORATION
                 (A Development Stage Company)
                    STATEMENTS OF CASH FLOWS
        FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 AND
         FOR THE PERIOD FROM JANUARY 13, 1986 (INCEPTION)
                    TO DECEMBER 31, 1999

                                                                From Inception
                                                                  On January
                                                                   13, 1986
                                                                Through December
                                          1999         1998         31, 1999

Cash Flows from Operating Activities
 Net loss                              $ (9,538)   $ (1,075)    $  (166,000)

 Net Cash Used in Operating Activities   (9,538)     (1,075)       (166,000)

Cash Flows from Financing Activities
 Proceeds from issuance of common
  stock                                       -           -         161,376
 Advances from officer                    5,000           -           5,000

 Net Cash Provided by Financing
  Activities                              5,000           -         166,376

Net Increase (Decrease) in Cash          (4,538)     (1,075)            376

Cash at Beginning of Year                 4,914       5,989               -

Cash at End of Year                         376       4,914             376

Supplemental Cash Flow Information
 No interest was paid during the years ended December 31, 1999 and 1998 nor for the period from January 13, 1986 (date of inception) through December 31, 1999.

  Noncash Investing and Financing Activities - On December 31, 1999,
The Company issued 5,000,000 common shares to the Company's president in exchange for $5,000 of advances received during the year ended December 31, 1999.

The accompanying notes are an integral part of  these financial statements.

                 PATRIOT INVESTMENT CORPORATION
                  (A Development Stage Company)
              NOTES TO THE FINANCIAL STATEMENTS
                  DECEMBER 31, 1999 AND 1998

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - The financial statements presented are those of Patriot Investment Corporation (a development stage company). The Company was incorporated under the laws of the State of Nevada on January 13, 1986. The Company was incorporated for the purpose of providing a vehicle which could be used to raise capital and seek business opportunities believed to hold a potential for profit. The Company has not presently identified a specific business area of direction that it will follow. Therefore, no principal operations have yet begun.

   Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
  Actual results could differ from those estimates.

  Cash and Cash Equivalents - Cash equivalents include highly liquid short-term investments with original maturities of three months or less, readily convertible to known amounts of cash.

  Basic and Diluted Loss Per Common Share - In the fourth quarter 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128,
  Earnings Per Share. Under SFAS 128, loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution which could occur if all contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. In the Company's present position, diluted loss per share is the same as basic loss per share.

  Basis of Presentation - The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has little cash and has experienced losses from inception. Without realization of additional adequate financing, it would be unlikely for the company to pursue and realize its objectives. The
  Company intends to seek a merger with an existing operating company.

NOTE 2--RELATED PARTY TRANSACTION
  For the year ended December 31, 1999, the Company's president was issued 5,000,000 shares of common stock in exchange for cash advances received during the year in the amount of $5,000.

The accompanying notes are an integral part of these financial statements.

NOTE 3-INCOME TAXES

     The components of the net deferred tax asset as of December 31, 1999 are as follows:

 Tax Net Operating Loss Carryforward            $ 56,440
 Valuation Allowance                             (56,440)

 Net Deferred Tax Asset                         $      -

  During the years ended December 31, 1999 and 1998, the valuation allowance increased $3,243 and $366, respectively.

  As of December 31, 1999 the Company had net operating loss carry forwards for federal income tax reporting purposes of $166,000, which will expire between 2001 and 2015.

  The following is a reconciliation of the income tax at the federal statutory tax rate with the provision of income taxes for the years ended
  December 31:


                                                   1999            1998
 Income tax benefit at statutory rate (34%)    $  (3,243)       $  (366)
 Change in valuation allowance                     3,243            366

  Provision for Income Taxes                   $       -        $     -

The accompanying notes are an integral part of these financial statements