Form 10QSB
period 2000-03-31
PATRIOT INVESTMENT CORP
filed 2000-05-08
CIK 805729

3
             U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

      [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from     to

                   Commission File No. 0-25765

                 PATRIOT INVESTMENT CORPORATION
     (Exact name of small business issuer as specified in its charter)

            Nevada                          87-0429748
(State or other jurisdiction of    (IRS Employer Identification No.)
 incorporation or organization)

       6169 Jamestown Court, Salt Lake City,  Utah  84121
             (Address of principal executive offices)

                          801-566-6627
                   (Issuer's telephone number)

                         Not Applicable
(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

APPLICABLE  ONLY  TO ISSUERS INVOLVED IN BANKRUPTCY  PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State  the number of shares outstanding of each of the  issuer's
classes  of  common  equity, as of March 31,  2000:   25,000,000
shares of common stock.


Transitional Small Business Format:  Yes [   ]  No [ X ]

                           FORM 10-QSB
                 PATRIOT INVESTMENT CORPORATION

                              INDEX
                                                       Page
PART I.   Financial Information

          Item I.  Financial Statements (unaudited)       3

          Review  Report  of Independent  Certified
          Public Accountants                              4

          Condensed Balance Sheets - March 31, 2000
          (unaudited) and December 31, 1999               5

          Condensed    Statements   of   Operations
          (unaudited)  for the Three  Months  Ended
          March  31,  2000 and 1999,  and  for  the
          Period  from January 13, 1986 (Inception)       6
          to March 31, 2000

          Statements of Cash Flows (unaudited)  for
          the Three Months Ended March 31, 2000 and
          1999,  and  from the Period from  January
          13, 1986 (Inception) to March 31, 2000          7

          Notes     to    Consolidated    Financial       8
          Statements

          Item  2.   Management's  Discussion   and       9
          Analysis of Financial Condition or Plan of Operation

PART II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K      10

          Signatures                                     11

(Inapplicable items have been omitted)

                             PART I.
                      Financial Information

Item 1.  Financial Statements (unaudited)

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

HANSEN, BARNETT & MAXWELL
  A Professional Corporation
 CERTIFIED PUBLIC ACCOUNTANTS

                                                  (801) 532-2200
Member of AICPA Division of Firms               Fax (801) 532-7944
      Member of SECPS                        345 East Broadway, Suite 200
Member of Summit International Associates  Salt Lake City, Utah 84111-2693



   REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
Patriot Investment Corporation

We have reviewed the accompanying condensed balance sheet of Patriot Investment Corporation (a development stage company) as of March 31, 2000, and the related condensed statements of operations and cash flows for the three-month periods ended March 31, 2000 and 1999 and the cumulative period from January 13, 1986 through March 31, 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based   on   our  review,  we  are  not  aware  of  any  material
modifications that should be made to the condensed financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 1999, and the related statements of income, stockholders' equity, and cash flows for the year then ended and the cumulative period from January 1, 1994 through December 31, 1999 (not presented herein); and in our report dated March 10, 2000, we expressed an unqualified opinion on those financial statements with an explanatory paragraph describing conditions that raised substantial doubt about its ability to continue as a going concern. The financial statements of Patriot Investment Corporation for the period from inception on January 13, 1986 through December 31, 1993 were audited by other auditors whose report dated January 15, 1995, expressed an unqualified opinion with an explanatory paragraph describing conditions that raised substantial doubt about it ability to continue as a going concern.




                                   HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
April 27, 2000

                    PATRIOT INVESTMENT CORPORATION
                    (A Development Stage Company)
                       CONDENSED BALANCE SHEETS
                             (Unaudited)



                               ASSETS

                                                March 31     December 31,
                                                  2000          1999

Current Assets - Cash                           $   137       $   376

Total Assets                                    $   137       $   376


                 LIABILITIES AND STOCKHOLDERS= EQUITY


Current Liabilities Accounts Payable            $ 1,987       $     -

     Total Liabilities                            1,987             -
Stockholders' Equity
 Preferred Stock, $0.001 par value; 10,000,000
 shares authorized; no shares issued and
 outstanding Common Stock, $0.001 par value;    $     -       $     -
 50,000,000 shares authorized; 25,000,000
 shares issued and outstanding at March 31,
 2000 and December 31, 1999                      25,000        25,000
 Additional paid in capital                     141,376       141,376
 Deficit accumulated during development stage  (168,226)     (166,000)

          Total Stockholders' Equity             (1,850)          376

Total Liabilities and Stockholders= Equity      $   137      $    376


    The accompanying notes are an integral part of these financial statements.

                    PATRIOT INVESTMENT CORPORATION
                    (A Development Stage Company)
                  CONDENSED STATEMENTS OF OPERATIONS
                             (Unaudited)



                                                               From Inception
                                                               On January 13
                                 For the Three Months          1986  Through
                                 Ended March 31,               March 31,
                                    2000        1999              2000

Revenue                           $    -      $    -             $     -

Expenses                           2,226       3,220              24,750

Loss from discontinued operations      -           -             143,476

Net Loss                        $ (2,226)    $(3,220)         $ (168,226)

Basic and Diluted Loss Per Share $ (0.00)    $ (0.00)         $    (0.02)

Weighted Average Shares
  Outstanding                 25,000,000  20,000,000           7,707,233


    The accompanying notes are an integral part of these financial statements.

                    PATRIOT INVESTMENT CORPORATION
                    (A Development Stage Company)
                  CONDENSED STATEMENTS OF CASH FLOWS
                             (Unaudited)



                                                              From Inception
                                                              On January
                                                              13, 1986
                                      For the Three Months    Through
                                      Ended March 31,         March 31,
                                        2000       1999         2000

Cash Flows from Operating Activities
      Net loss                        $ (2,226)   $ (3,220)     $ (168,226)
      Adjustments to reconcile net loss to cash
       used by operating activities:
         Change in accounts payable      1,987           -           1,987

 Net Cash Used in Operating Activities    (239)     (3,220)       (166,239)

Cash Flows from Financing Activities
 Proceeds from issuance of common stock      -           -         161,376
   Advances from officer                     -           -           5,000

 Net Cash Provided by Financing Activities   -           -         166,376

Net Increase (Decrease) in Cash           (239)     (3,220)            137

Cash at Beginning of Year                  376       4,914               -

Cash at End of Period                  $   137    $  1,694         $   137

Supplemental Cash Flow Information

   No interest was paid during the three months ended March 31, 2000 and 1999 nor for the period from January 13, 1986 (date of inception) through March 31, 2000.


    The accompanying notes are an integral part of these financial statements.

                 PATRIOT INVESTMENT CORPORATION
                 (A Development Stage Company)
           NOTE TO THE CONDENSED FINANCIAL STATEMENTS
                          (Unaudited)


NOTE 1B CONDENSED FINANCIAL STATEMENTS
The accompanying condensed financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's financial statements and notes thereto included in the Form 10-KSB dated December 31, 1999. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the operating results to be expected for the full year.

        Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION OR PLAN OF OPERATION

Forward-Looking Statement Notice

When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject  to  risks  and  uncertainties and  that  actual  results  may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the "Item 6. Management's Discussion and Analysis of Financial Condition or Plan of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

Three Month periods Ended March 31, 2000 and 1999

The Company had no revenue from continuing operations for the three-month periods ended March 31, 2000 and 1999.

General  and  administrative  expenses for  the  three  month  periods ended March 31, 2000 and 1999, consisted of general corporate administration, legal and professional expenses, and accounting
and  auditing  costs.   These  expenses were  $2,226  and  $3,220  for
the   three-month   periods   ended   March   31,   2000   and   1999,
respectively.

As a result of the foregoing factors, the Company realized a net loss of $2,226 for the three months ended March 31, 2000, as compared to a net loss of $3,220 for the same period in 1999.

Liquidity and Capital Resources

At March 31, 2000, the Company had working capital deficit of approximately $1,850, as compared to a working capital of approximately $376 at December 31, 1999.

Management believes that the Company has sufficient cash and short-term investments to meet the anticipated needs of the Company's operations through at least the next 12 months. However, there can be no assurances to that effect, as the Company has no significant revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. The Company's current operating plan is to (i) handle the administrative and reporting requirements of a pubic company, and (ii) search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that the Company will identify a business venture suitable for acquisition I the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage any business venture it acquires.

                         PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2000.

Exhibits: Included only with the electronic filing of this report is the Financial Data Schedule for the three month period ended
March 31, 2000 (Exhibit ref. No. 27).

                           SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PATRIOT INVESTMENT CORPORATION


Date: 5/5/00                  By: Bradley S. Shepherd
                              Bradley S. Shepherd,
                              President, Secretary and Treasurer