Form 10QSB
period 2000-06-30
PATRIOT INVESTMENT CORP
filed 2000-08-08
CIK 805729

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

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

State  the number of shares outstanding of each of the  issuer's
classes  of  common  equity, as of June  30,  2000:   25,000,000
shares of common stock.


Transitional Small Business Format:  Yes [   ]  No [ X ]

                           FORM 10-QSB
                 PATRIOT INVESTMENT CORPORATION

                              INDEX
                                                       Page
PART I.   Financial Information

          Item I.  Financial Statements (unaudited)       3

          Condensed Balance Sheets - June 30,  2000
          (unaudited) and December 31, 1999               4

          Condensed    Statements   of   Operations
          (unaudited) for the Three Months and  Six
          Months Ended June 30, 2000 and 1999,  and
          for  the  Period  from January  13,  1986
          (Inception) to June 30, 2000                    5

          Condensed   Statements  of   Cash   Flows
          (unaudited) for the Six Months Ended June
          30,  2000  and 1999, and from the  Period
          from January 13, 1986 (Inception) to June
          30, 2000                                        6

          Notes     to    Consolidated    Financial       7
          Statements

          Item  2.   Management's  Discussion   and
          Analysis of Financial Condition  or  Plan
          of Operation                                    8

PART II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K       9

          Signatures                                     10

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

                 PATRIOT INVESTMENT CORPORATION
                 (A Development Stage Company)
                    CONDENSED BALANCE SHEETS
                          (Unaudited)



                            ASSETS

                                              June 30, December 31,
                                                 2000         1999

Current Assets - Cash                         $ 1,471     $    376

Total Assets                                  $ 1,471     $    376


         LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY


Current Liabilities
     Accounts payable                         $   227     $     -
     Advance from officer/director              3,500           -

          Total Liabilities                     3,727           -

Stockholders' (Deficit) Equity
 Preferred Stock, $0.001 par value; 10,000,000
  shares authorized; no shares issued and
  outstanding                                 $     -     $     -
 Common Stock, $0.001 par value; 50,000,000
  shares authorized; 25,000,000 shares issued
  and outstanding at June 30, 2000 and
  December 31, 1999                            25,000      25,000
     Additional paid in capital               141,376     141,376
     Deficit accumulated during development
      stage                                  (168,632)   (166,000)

  Total Stockholders' (Deficit) Equity         (2,256)        376

Total Liabilities and Stockholders'
   (Deficit) Equity                         $   1,471     $   376

                 PATRIOT INVESTMENT CORPORATION
                 (A Development Stage Company)
               CONDENSED STATEMENTS OF OPERATIONS
                          (Unaudited)


                                                                 From Inception
                                                                 On January 13,
                       For the Three Months   For the Six Months  1986 Through
                             June 30,            Ended June 30,      June 30,
                          2000      1999         2000     1999          2000

Revenue                 $    -      $    -    $    -     $    -       $     -

Expenses                   406       1,475      2,632      4,695       25,156

Loss from discontinued
 operations                  -           -          -          -      143,476

Net Loss                $ (406)    $(1,475)   $(2,632)   $(4,695)   $(168,632)

Basic and Diluted
  Loss Per Share        $(0.00)    $ (0.00)   $ (0.00)   $ (0.00)   $   (0.02)

Weighted Average
 Shares Outstanding  25,000,000  20,000,000  25,000,000  20,000,000  8,005,160

                 PATRIOT INVESTMENT CORPORATION
                 (A Development Stage Company)
               CONDENSED STATEMENTS OF CASH FLOWS
                          (Unaudited)

                                                                From Inception
                                                                On January 13,
                                                                 1986 Through
                                         For the Six Months        June 30,
                                           Ended June 30,            2000
                                          2000       1999

Cash Flows from Operating Activities
   Net loss                             $(2,632)   $(4,695)      $(168,632)
 Adjustments to reconcile net loss to cash
  used by operating activities:
  Change in accounts payable                227          -             227

 Net Cash Used in Operating Activities   (2,405)    (4,695)       (168,405)

Cash Flows from Financing Activities
  Proceeds from issuance of common stock      -          -         161,376
   Advances from officer                  3,500          -           8,500

 Net Cash Provided by Financing
   Activities                             3,500          -         169,876

Net Increase (Decrease) in Cash           1,095     (4,695)          1,471

Cash at Beginning of Year                   376      4,914               -

Cash at End of Period                  $  1,471    $   219        $  1,471

Supplemental Cash Flow Information

   No interest was paid during the six months ended June 30, 2000 and 1999 nor for the period from January 13, 1986 (date of inception) through June 30, 2000.

                 PATRIOT INVESTMENT CORPORATION
                 (A Development Stage Company)
           NOTE TO THE CONDENSED FINANCIAL STATEMENTS
                          (Unaudited)


NOTE 1- CONDENSED FINANCIAL STATEMENTS
The accompanying condensed financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly, the financial position, results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's annual financial statements and notes thereto included in the Company's annual report on Form 10-KSB as of December 31, 1999. The results of operations for the six month period ended June 30, 2000 are not necessarily indicative of the operating results to be expected for the full year.

        Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION OR PLAN OF OPERATION

Forward-Looking Statement Notice

When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the "Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

Three Month periods Ended June 30, 2000 and 1999

The Company had no revenue from continuing operations for the three-month periods ended June 30, 2000 and 1999.

General and administrative expenses for the three month periods ended June 30, 2000 and 1999, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $406 and $1,475 for the three-month periods ended June 30, 2000 and 1999, respectively.

As a result of the foregoing factors, the Company realized a net loss of $406 for the three months ended June 30, 2000, as compared to a net loss of $1,475 for the same period in 1999.

Six Month periods Ended June 30, 2000 and 1999

The Company had no revenue from continuing operations for the six-month periods ended June 30, 2000 and 1999.

General and administrative expenses for the six month periods ended June 30, 2000 and 1999, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $2,632 and $4,695 for the six-month periods ended June 30, 2000 and 1999, respectively.

As a result of the foregoing factors, the Company realized a net loss of $2,632 for the six months ended June 30, 2000, as compared to a net loss of $4,695 for the same period in 1999.

Liquidity and Capital Resources

At June 30, 2000, the Company had $1,471 cash in hand and a working capital deficit of approximately $2,256, as compared to a working capital of approximately $376 at December 31, 1999.

Management believes that the Company has sufficient cash and short-term investments to meet the anticipated needs of the Company's operations through at least the next 12 months. However, there can be no assurances to that effect, as the Company has no significant revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. The Company's current operating plan is to (i) handle the administrative and reporting requirements of a pubic company, and (ii) search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that the Company will identify a business venture suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage any business venture it acquires.


                    PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2000.

Exhibits: Included only with the electronic filing of this report is the Financial Data Schedule for the six month period ended
June 30, 2000 (Exhibit ref. No. 27).

                           SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PATRIOT INVESTMENT CORPORATION


Date: August 8, 2000          By: /s/ Bradley S. Shepherd,
                              President, Secretary and Treasurer