Form 10QSB
period 2000-09-30
PATRIOT INVESTMENT CORP
filed 2000-11-08
CIK 805729

10

               U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

      [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from     to

                     Commission File No. 0-25765

                   PATRIOT INVESTMENT CORPORATION
  (Exact name of small business issuer as specified in its charter)

        Nevada                          87-0429748
    (State or other         (IRS Employer Identification No.)
     jurisdiction of
     incorporation or
      organization)

         6169 Jamestown Court, Salt Lake City,  Utah  84121
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2000: 25,000,000 shares of common stock.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                             FORM 10-QSB
                   PATRIOT INVESTMENT CORPORATION

                                INDEX
                                                       Page
PART I.   Financial Information

          Item I.  Financial Statements (unaudited)       3

          Condensed Balance Sheets - September  30,       4
          2000 (unaudited) and December 31, 1999

          Condensed    Statements   of   Operations       5
          (unaudited) for the Three Months and Nine
          Months Ended September 30, 2000 and 1999, and for the Period from January 13, 1986
          (Inception) to September 30, 2000

          Condensed   Statements  of   Cash   Flows       6
          (unaudited)  for  the Nine  Months  Ended
          September 30, 2000 and 1999, and from the Period from January 13, 1986 (Inception) to September 30, 2000

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

                   PATRIOT INVESTMENT CORPORATION
                    (A Development Stage Company)
                      CONDENSED BALANCE SHEETS
                             (Unaudited)



                               ASSETS

                                                    September    30,
December 31,
                                                  2000      1999

Current Assets - Cash                         $   882   $    376

Total  Assets                                 $   882   $    376


           LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY


Current Liabilities
Accounts payable                              $ 1,533   $     -
     Advance from officer/director              3,500         -

          Total Liabilities                     5,033         -

Stockholders' (Deficit) Equity
Preferred Stock, $0.001 par value; 10,000,000 shares
authorized; no shares issued and outstanding    $   -     $   -
Common Stock, $0.001 par value; 50,000,000 shares
authorized; 25,000,000 shares issued and outstanding
at September 30, 2000 and December 31, 1999    25,000       25,000
   Additional paid in capital                 141,376      141,376
Deficit  accumulated during development stage
                                             (170,527)    (166,000)

Total Stockholders' (Deficit) Equity           (4,151)         376

Total  Liabilities and
Stockholders' (Deficit)  Equity               $   882    $     376



      See accompanying notes to condensed financial statements.

                   PATRIOT INVESTMENT CORPORATION
                    (A Development Stage Company)
                 CONDENSED STATEMENTS OF OPERATIONS
                             (Unaudited)



                                                                From Inception
                                                                On January 13,
            For the Three Months       For the Nine Months      1986 Through
            Ended September 30,        Ended September30,       September 30,
              2000      1999             2000      1999          2000

Revenue     $   -     $   -            $   -    $   -            $   -

Expenses    1,895      435             4,527    5,130            27,051

Loss from discontinued
operations      -          -               -        -           143,476

Net Loss   $(1,895) $(435)           $(4,527)  $(5,130)       $(170,527)

Basic and Diluted
Loss  Per  Share
           $ (0.00) $(0.00)          $(0.00)   $(0.00)       $(0.02)

Weighted Average
Shares Outstanding
         25,000,000  20,000,000    25,000,000  20,000,000   8,296,101






      See accompanying notes to condensed financial statements.

                   PATRIOT INVESTMENT CORPORATION
                    (A Development Stage Company)
                 CONDENSED STATEMENTS OF CASH FLOWS
                             (Unaudited)




                                                                From Inception
                                                                    On January
                                                                     13,1986
                                   For the Nine Months               Through
                                   Ended September 30,          September 30,
                                   2000      1999                    2000
Cash Flows from Operating Activities
Net loss                          $(4,527) $(5,130)               $(170,527)
Adjustments to reconcile net
loss to cash used by
operating activities:
Change in accounts payable         1,533       -                     1,533

Net Cash Used in Operating
Activities                       (2,994)   (5,130)                (168,994)

Cash Flows from Financing Activities
Proceeds from issuance of common
stock                               -          -                  161,376
   Advances from officer          3,500    4,000                    8,500

Net Cash Provided by
Financing Activities              3,500    4,000                  169,876

Net Increase (Decrease) in Cash     506   (1,130)                     882

Cash at Beginning of Year           376    4,914                        -

Cash at End of Period          $    882  $ 3,784                 $    882

Supplemental Cash Flow Information

    No interest was paid during the nine months ended September 30, 2000 and 1999 nor for the period from January 13, 1986 (date of inception) through September 30, 2000.


      See accompanying notes to condensed financial statements.

                   PATRIOT INVESTMENT CORPORATION
                    (A Development Stage Company)
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)


NOTE 1- CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly, the financial position, results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
It is suggested that these condensed financial statements be read in conjunction with the Company's annual financial statements and notes thereto included in the Company's annual report on Form 10-KSB as of December 31, 1999. The results of operations for the nine month period ended September 30, 2000 are not necessarily indicative of the operating results to be expected for the full year.

NOTE 2-ADVANCE FROM OFFICER/DIRECTOR

During the nine month period ended September 30, 2000, an officer/director of the Company advanced $3,500 to the Company. The advances are due on demand and have no provision for interest.

NOTE 3-SUBSEQUENT EVENTS

During October 2000, an officer/director of the  Company  advanced $1,500 to
the Company.   Outstanding advances from  the officer/director total $5,000 to date. There are no terms of repayment on the advances and no interest has been accrued or expenses related to these advances.

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

Three Month periods Ended September 30, 2000 and 1999

The Company had no revenue from continuing operations for the three-month periods ended September 30, 2000 and 1999.

General and administrative expenses for the three month periods ended September 30, 2000 and 1999, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $1,895 and $435 for the three-month periods ended September 30, 2000 and 1999, respectively.

As a result of the foregoing factors, the Company realized a net loss of $1,895 for the three months ended September 30, 2000, as compared to a net loss of $435 for the same period in 1999.

Nine Month periods Ended September 30, 2000 and 1999

The Company had no revenue from continuing operations for the nine-month periods ended September 30, 2000 and 1999.

General and administrative expenses for the nine month periods ended September 30, 2000 and 1999, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $4,527 and $5,130 for the nine-month periods ended September 30, 2000 and 1999, respectively.

As a result of the foregoing factors, the Company realized a net loss of $4,527 for the nine months ended September 30, 2000, as compared to a net loss of $5,130 for the same period in 1999.

Liquidity and Capital Resources

At September 30, 2000, the Company had $882 cash in hand and a working capital deficit of approximately $4,151, as compared to working capital of approximately $376 at December 31, 1999.

The Company believes that its current cash needs can be met with the cash on hand or from loans from officers and directors for at least the next twelve months. However, should the Company obtain a business opportunity, it may be necessary to raise additional capital. This may be accomplished by selling common stock of the Company or debt financing.

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

Item 6.  Exhibits and Reports on Form 8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2000.

Exhibits: Included only with the electronic filing of this report is the Financial Data Schedule for the nine month period ended
September 30, 2000 (Exhibit ref. No. 27).

                         SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PATRIOT INVESTMENT CORPORATION


Date: 11/6/2000
                            By:/s/Bradley S. Shepherd
                                  Bradley S. Shepherd,
                                  President, Secretary and Treasurer