Form 10KSB
period 2000-12-31
PATRIOT INVESTMENT CORP
filed 2001-04-02
CIK 805729

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-KSB
        Annual Report Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934
(Mark One)
[ X ]     Annual report pursuant to section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the fiscal year ended December 31, 2000

[   ]     Transition report under section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the transition period from _____ to  _____

                 Commission File Number 0-25765

                 Patriot Investment Corporation
         (Name of small business issuer in its charter)

            Nevada                          87-0429748
(State or other jurisdiction of     (I.R.S. Employer I.D. No.)
incorporation or organization)

        6269 Jamestown Court, Salt Lake City, Utah  84121
      (Address and Zip Code of principal executive offices)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any
amendment to this Form 10-KSB. [    ]

The issuer's revenue for its most recent fiscal year was: $-0-

The aggregate market value of the issuer's voting stock held as of March 22, 2001, by non-affiliates of the issuers was $76,969.

As of March 22, 2001, issuer had 25,000,000 shares of its $.001 par value common stock outstanding.

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

Sources of Opportunities

     It is anticipated that business opportunities may be available to the Company from various sources, including its officers and directors, professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

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

                             PART II

Item 5.  Market for Common Equity and Related Stockholder
Matters.

     The Company's common stock is listed on the Over the Counter Bulletin Board ("OTCBB"), under the symbol "PTRT". As of March 22, 2001, the Company had 123 shareholders holding 25,000,000 shares of common stock. Of the issued and outstanding common stock, 1,231,500 are free trading, the balance are restricted stock as that term is used in Rule 144.

                         CLOSING BID                CLOSING ASK
                          High           Low           High        Low
1999
First Quarter            0.0100        0.0100         0.0500      0.0500
Second Quarter           0.0100        0.0100         0.0100      0.0500
Third Quarter            0.0500        0.0100         0.1000      0.1000
Fourth Quarter           0.2500        0.0100         0.6250      0.1000

2000
First Quarter            0.2000        0.0200         0.5000      0.1000
Second Quarter           0.2000        0.1875         0.5625      0.5000
Third Quarter            0.2000        0.1250         0.5625      0.1875
Fourth Quarter           0.2000        0.0938         0.2500      0.1250

     The above quotations, as provided by the National Quotation
Bureau, LLC, represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent actual transactions.

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

Item 6.  Management's Discussion and Analysis or Plan of
Operation.

     The Company has little cash and has experienced losses from inception. The Company has not had any revenues from operations in each of the last two fiscal years. As of December 31, 2000, the Company had $1,112 cash on hand. As of that date, the Company had no outstanding liabilities. The Company has no material commitments for capital expenditures for the next twelve months.

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

Item 8.  Changes In and Disagreements with Accountants on
Accounting and Financial Disclosure.

     None.

                            PART III

Item 9.  Directors, Executive Officers, Promoters and Control
Persons; Compliance With Section 16(a) of the Exchange Act.

     The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name                    Age   Positions              Since

Bradley S. Shepherd     40    Director, President,   February 1993
                              Secretary/Treasurer

Todd Gee                41    Director               February 1993

     All directors serve until the next annual stockholders meeting or until their successors are duly elected and qualified.
All officers serve at the discretion of the Board of Directors.

     Set forth below is certain biographical information regarding each of the Company's executive officers and directors:

     Bradley S. Shepherd, Director, President,
Secretary/Treasurer. Mr. Shepherd is the owner and manager of Shepherd's Allstar Lanes, Inc., a bowling center, restaurant, and lounge located in West Jordan, Utah. After managing the business for three years, Mr. Shepherd purchased the business in June of 1993. Mr. Shepherd also manages and is trustee for the Roger L. Shepherd Family Trust, which owns and leases commercial office and warehouse buildings and residential properties in the Salt Lake City area.

     Todd Gee, Director. Mr. Gee is the owner and operator of the Hardwood Flooring Company, a Utah general partnership engaged in the installation of all types of hardwood flooring. Form 1982 to 1984, Mr. Gee attended the University of Utah.

     Other Reporting Company Activities. Bradley S. Shepherd is currently an officer and director of Siclone Industries, Inc., a reporting company, which is seeking to acquire a business opportunity. The possibility exists that Mr. Shepherd could become an officer and/or director of other reporting companies in the future, although he has no intention of doing so at the present time. Certain conflicts of interest are inherent in the participation of the Company's officer and director as management in other reporting companies, which may be difficult, if not impossible, to resolve in all cases in the best interests of the Company. Failure by management to conduct the Company's business in its best interests may result in liability of management of the Company to the shareholders.

Item 10.  Executive Compensation

     The Company's officers and directors do not receive any compensation for services rendered to the Company, have not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with the Company. The officers and directors of the Company will not receive any finder's fee from the Company as a result of their efforts to implement the Company's business plan outlined herein. However, the officers and directors of the Company anticipate receiving benefits as beneficial shareholders of the Company's common stock.

     No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

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

Item 11.  Security Ownership of Certain Beneficial Owners and
Management.

     The following table sets forth as of March 22, 2001, the number and percentage of the 25,000,000 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer,
(iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address                 Amount              Percentage

Bradley S. Shepherd (1)        22,990,000               91.96
6269 Jamestown Court
Salt Lake City, UT 84121

Todd Gee (1)                      200,000                 0.8
265 E. Hampton Avenue
Salt Lake City, UT 84111

Officers, Directors and        23,190,000               92.76
Nominees as a Group:
2 people

(1) Officer and/or director.

Item 12.  Certain Relationships and Related Transactions.

     The Company utilizes office space at the residence of Mr.
Shepherd to conduct its activities at no charge to the Company.

     For the year ended December 31, 2000, the Company's president advanced $5,000 to the Company.

Item 13.  Exhibits and Reports on Form 8-K.

Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended
December 31, 1999.

Exhibits

     None

                           SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Patriot Investment Corporation



Date: March 30, 2001               By: /s/ Bradley S. Shepherd
                                          Bradley S. Shepherd
                                          President, Secretary/Treasurer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 30, 2001                By: /s/Bradley S. Shepherd
                                          Bradley S. Shepherd
                                          Director

Date: March 30, 2001                By: /s/Todd Gee
                                           Todd Gee
                                           Director

                 PATRIOT INVESTMENT CORPORATION
                 (A Development Stage Company)


                       TABLE OF CONTENTS

                                                          Page

     Independent Auditors' Report                         F-2

     Balance Sheets - December 31, 2000 and 1999          F-3

     Statements of Operations for the Years Ended
       December 31, 2000 and 1999 and for the Period from January 13, 1986 (Inception) to December 31, 2000 F-4

     Statement of Stockholders' Equity (Deficit) for the
       Period From Inception of the Development Stage
       January 13, 1986 Through December 31, 2000         F-5

     Statements of Cash Flows for the Years Ended
       December 31, 2000 and 1999 and for the Period from January 13, 1986 (Inception) to December 31, 2000 F-6

     Notes to the Financial Statements                    F-7

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


                  INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Patriot Investment Corporation

We have audited the accompanying balance sheets of Patriot Investment Corporation (a development stage company) as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and the cumulative period from January 1, 1994 through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Patriot Investment Corporation for the period from inception on January 13, 1986 through December 31, 1993 were audited by other auditors whose report dated January 15, 1995, expressed an unqualified opinion with an explanatory paragraph describing conditions that raised substantial doubt about its ability to continue as a going concern on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Patriot Investment Corporation as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended and for the years ended December 31, 2000 and 1999 included in the period from inception on January 13, 1986 through December 31, 2000 in conformity with generally accepted accounting principles.

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

                                   HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
March 10, 2001

                    PATRIOT INVESTMENT CORPORATION
                    (A Development Stage Company)
                            BALANCE SHEETS
                      DECEMBER 31, 2000 AND 1999



     ASSETS

                                                               2000       1999

Current Assets - Cash                                    $     1,112   $    376

Total Assets                                             $     1,112   $    376


            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current Liabilities
 Accounts payable                                         $    2,083  $      -
 Advance from officer/director                                 5,000         -

     Total Liabilities                                         7,083         -

Stockholders' Equity (Deficit)
     Preferred Stock, $0.001 par value; 10,000,000 shares
     authorized; no shares issued and outstanding         $        -  $      -
     Common Stock, $0.001 par value; 50,000,000 shares
     authorized; 25,000,000 shares issued and outstanding
    as of December 31, 2000 and 1999                          25,000    25,000
     Additional paid in capital                              141,376   141,376
     Deficit accumulated during development stage           (172,347) (166,000)

          Total Stockholders' Equity (Deficit)                (5,971)      376

Total Liabilities and Stockholders' Equity (Deficit)      $    1,112  $    376


The accompanying notes are an integral part of these financial statements.

                    PATRIOT INVESTMENT CORPORATION
                    (A Development Stage Company)
                       STATEMENTS OF OPERATIONS
            FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
        AND FOR THE PERIOD FROM JANUARY 13, 1986 (INCEPTION)
                         TO DECEMBER 31, 2000

                                                              From Inception
                                                              On January 13,
                                                              1986 Through
                                                                December 31,
                                        2000          1999         2000

Revenue                              $           - $         -  $          -

Expenses                                     6,347       9,538        28,871

Loss From Discontinued Operations                -           -       143,476

Net Loss                             $     (6,347) $    (9,538) $   (172,347)

Basic Loss Per Share                 $      (0.00) $     (0.00) $      (0.02)

Weighted Average Shares Outstanding     25,000,000   20,000,000    8,296,101

The accompanying notes are an integral part of these financial statements.

                    PATRIOT INVESTMENT CORPORATION
                    (A Development Stage Company)
             STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
        FOR THE PERIOD FROM INCEPTION OF THE DEVELOPMENT STAGE
              JANUARY 13, 1986 THROUGH DECEMBER 31, 2000

                                                                                    Deficit
                                                                                 Accumulated
                                                                      Additional  During the
                                                   Common Shares        Paid-In  Development
                                                  Shares    Amount      Capital     Stage
Balance at Inception
  on January 13, 1986                                   -   $      -  $        -  $         -

Issuance of 600,000 shares to the
  officers and directors for cash,
   January 13, 1986, $0.025 per share             600,000        600      14,400            -
Issuance of 1,500,000 shares of
  common stock to the public for cash,
   January 13, 1986, $0.10 per share            1,500,000      1,500     148,500            -
Less deferred stock offering costs                      -          -     (21,524)           -
Issuance of stock to officer for cash:
  December 30, 1993, $.001 per share            5,000,000      5,000           -            -
  July 27, 1995, $.001 per share                1,000,000      1,000           -            -
  November 1, 1995, $.001 per share               100,000        100           -            -
  December 12,1995, $.001 per share             1,250,000      1,250           -            -
  December 29,1995, $.001 per share             1,750,000      1,750           -            -
  December 28, 1995, $.001 per share            1,500,000      1,500           -            -
  December 31, 1996, $.001 per share            2,300,000      2,300           -            -
  December 31, 1997, $.001 per share            5,000,000      5,000           -            -
Net loss from inception (January 13,
 1986) through December 31, 1997                        -          -           -     (155,387)

Balance - December 31, 1997                    20,000,000     20,000     141,376     (155,387)

Net loss for the year ended
   December 31, 1998                                    -          -           -       (1,075)

Balance - December 31, 1998                    20,000,000     20,000     141,376     (156,462)

Issuance of 5,000,000 shares common
   stock to officer for cash advances received,
   December 31, 1999, $.001 per share           5,000,000      5,000           -            -
Net loss for the year ended
   December 31, 1999                                    -          -           -       (9,538)

Balance - December 31, 1999                    25,000,000     25,000     141,376     (166,000)

Net loss for the year ended
   December 31, 2000                                     -         -           -       (6,347)

Balance - December 31, 2000                     25,000,000   $25,000  $  141,376  $  (172,347)

The accompanying notes are an integral part of these financial statements.

                    PATRIOT INVESTMENT CORPORATION
                    (A Development Stage Company)
                       STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
         AND FOR THE PERIOD FROM JANUARY 13, 1986 (INCEPTION)
                         TO DECEMBER 31, 2000



                                                               From Inception
                                                               On January
                                                               13, 1986
                                                               Through
                                                               December 31,
                                                   2000     1999      2000
Cash Flows from Operating Activities
   Net loss                                    $(6,347)  $(9,538)  $(172,347)
   Adjustments to reconcile net loss to cash
      used in operating activities:
   Change in accounts payable                    2,083        -        2,083

    Net Cash Used in Operating Activities       (4,264)   (9,538)   (170,264)

Cash Flows from Financing Activities
 Proceeds from issuance of common stock
                                                      -        -     161,376
   Advances from officer                         5,000     5,000      10,000

      Net Cash Provided by Financing Activities  5,000     5,000     171,376

Net Increase (Decrease) in Cash                    736    (4,538)      1,112

Cash at Beginning of Year                          376     4,914         -

Cash at End of Year                            $ 1,112   $   376    $  1,112

Supplemental Cash Flow Information
  Noncash Investing and Financing Activities - On December 31, 1999, The Company issued 5,000,000 common shares to the Company's president in exchange for $5,000 of advances received during the year ended December 31, 1999.

The accompanying notes are an integral part of these financial statements.

                 PATRIOT INVESTMENT CORPORATION
                 (A Development Stage Company)
               NOTES TO THE FINANCIAL STATEMENTS
                   DECEMBER 31, 2000 AND 1999

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - The financial statements presented are those of Patriot Investment Corporation (a development stage company). The Company was incorporated under the laws of the State of Nevada on January 13, 1986. The Company was incorporated for the purpose of providing a vehicle, which could be used to raise capital and seek business opportunities, believed to hold a potential for profit. The Company has not presently identified a specific business area of direction that it will follow. Therefore, no principal operations have yet begun.

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

  Basic and Diluted Loss Per Common Share - In the fourth quarter 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Under SFAS 128, loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution, which could occur if all contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. In the Company's present position, diluted loss per share is the same as basic loss per share.

  Basis of Presentation - The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has little cash and has experienced losses from inception. Without realization of additional adequate financing, it would be unlikely for the company to pursue and realize its objectives. The Company intends to seek a merger with an existing operating company.

NOTE 2--RELATED PARTY TRANSACTION

  For the year ended December 31, 2000, the Company's president advanced $5,000 to the Company. Outstanding advances total
  $5,000 as of December 31, 2000. These advances are due on demand and have no provision for interest.

  For the year ended December 31, 1999, the Company's president was issued 5,000,000 shares of common stock in exchange for cash advances received during the year in the amount of $5,000.

NOTE 3-INCOME TAXES

  The components of the net deferred tax asset as of December 31, 2000 are as follows:

     Tax Net Operating Loss Carry Forward  $  58,598
     Valuation Allowance                     (58,598)

     Net Deferred Tax Asset                $       -

  During the years ended December 31, 2000 and 1999, the valuation allowance increased $2,158 and $3,243, respectively.

  As of December 31, 2000 the Company had net operating loss carry forwards for federal income tax reporting purposes of $172,347 that will expire between 2001 and 2021.

  The following is a reconciliation of the income tax at the federal statutory tax rate with the provision of income taxes for the years ended December 31:

                                                     2000         1999

     Income tax benefit at statutory rate (34%)   $ (2,158)   $(3,243)
     Change in valuation allowance                   2,158      3,243

     Provision for Income Taxes                   $      -    $     -