Form 10QSB
period 2001-03-31
PATRIOT INVESTMENT CORP
filed 2001-05-15
CIK 805729

5

                U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10-QSB

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

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

State  the  number  of  shares outstanding of each  of  the  issuer's
classes  of common equity, as of March 31, 2001:  25,000,000   shares
of common stock.


Transitional Small Business Format:  Yes [   ]  No [ X ]

                              FORM 10-QSB
                    PATRIOT INVESTMENT CORPORATION

                                 INDEX
                                                       Page
PART I.   Financial Information

          Item I.  Financial Statements (unaudited)       3


          Condensed Balance Sheets - March 31, 2001       4
          (unaudited) and December 31, 2000

          Condensed    Statements   of   Operations       5
          (unaudited)  for the Three  Months  Ended
          March 31, 2001 and 2000, and for the Period from January 13, 1986 (Inception) to March 31, 2001

          Statements of Cash Flows (unaudited)  for       6
          the Three Months Ended March 31, 2001 and
          2000,  and  from the Period from  January
          13, 1986 (Inception) to March 31, 2001

          Notes to Condensed Financial Statements         7

          Item  2.   Management's  Discussion   and       8
          Analysis of Financial Condition or Plan of Operation

PART II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K       9

          Signatures                                      9

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

                    PATRIOT INVESTMENT CORPORATION
                     (A Development Stage Company)
                       CONDENSED BALANCE SHEETS
                             (Unaudited)



                                ASSETS

                                              March 31, December 31,
                                                 2001       2000

Current Assets - Cash                         $  1,072   $  1,112

Total Assets                                  $  1,072   $  1,112


                LIABILITIES AND STOCKHOLDERS' DEFICIT


Current Liabilities
     Accounts payable                         $  1,815  $   2,083
     Advance from officer/director               7,000      5,000

     Total Liabilities                            8,815     7,083
Stockholders' Deficit
     Preferred Stock, $0.001 par value;
     10,000,000 shares authorized; no shares
     issued and outstanding                   $       - $       -
     Common Stock, $0.001 par value;
     50,000,000 shares authorized; 25,000,000
     shares issued and outstanding as of March
     31, 2001 and December 31, 2000               25,000   25,000
     Additional paid in capital                  141,376   41,376
     Deficit accumulated during development
     stage                                      (174,119)(172,347)

          Total Stockholders' Deficit             (7,743)  (5,971)

Total Liabilities and Stockholders' Deficit   $     1,072 $ 1,112


       See accompanying notes to condensed financial statements.

                    PATRIOT INVESTMENT CORPORATION
                    (A Development Stage Company)
                  CONDENSED STATEMENTS OF OPERATIONS
                              (Unaudited)





                                                          From Inception
                                                           On January 13,
                                    For the Three Months     1986 Through
                                        Ended March 31,        March 31,
                                           2001       2000       2001

Revenue                                $      -     $     -  $      -

General and Administrative Expenses       1,772       2,226     30,643

Loss Before Discontinued Operations       1,772       2,226     30,643

Loss From Discontinued Operations             -           -    143,476

Net Loss                              $ (1,772)   $  (2,226) $(174,119)

Basic Loss Per Share                  $  (0.00)   $   (0.00)

Weighted Average Shares Outstanding  25,000,000  25,000,000











       See accompanying notes to condensed financial statements

                    PATRIOT INVESTMENT CORPORATION
                    (A Development Stage Company)
                  CONDENSED STATEMENTS OF CASH FLOWS
                              (Unaudited)




                                                        From Inception
                                                        On January 13,
                                 For the Three Months    1986 Through
                                    Ended March 31,        March 31,
                                      2001      2000          2001
Cash Flows from Operating Activities
   Net loss                         $ (1,772)  $ (2,226)  $  (174,119)
   Adjustments to reconcile net loss
      to cash used in operating
      activities:
   Change in accounts payable          (268)      1,987         1,815

           Net Cash Used in Operating
            Activities               (2,040)       (239)     (172,304)

Cash Flows from Financing Activities
  Proceeds from issuance of common
   stock                                  -           -       161,376
   Advances from officer              2,000           -        12,000

      Net Cash Provided by Financing
      Activities                      2,000           -       173,376

Net Increase (Decrease) in Cash         (40)       (239)        1,072

Cash at Beginning of Year             1,112         376             -
Cash at End of Year                $  1,072   $     137   $     1,072

Supplemental Cash Flow Information

No interest was paid during the Three Months Ended March 31, 2001 and 2000 nor during the period from January 13, 1986 (Inception) through March 31, 2001.



    See accompanying notes to condensed financial statements

                 PATRIOT INVESTMENT CORPORATION
                 (A Development Stage Company)
          NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                          (Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

  The accompanying condensed financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly, the financial position, results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's annual financial statements and notes thereto included in the Company's annual report on Form 10-KSB as of December 31, 2000. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the operating results to be expected for the full year.

NOTE 2 - ADVANCE FROM OFFICER/DIRECTOR

  During  the  three-month  period  ended  March  31,  2001,   an
  officer/director  of  the  Company  advanced  $2,000   to   the
  Company.   The advances are due on demand and have no provision
  for interest.

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

Three Month periods Ended March 31, 2000 and 1999

The Company had no revenue from continuing operations for the three-month periods ended March 31, 2001 and 2000.

General and administrative expenses for the three month periods ended March 31, 2001 and 2000, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $1,772 and $2,226 for the three-month periods ended March 31, 2001 and 2000, respectively.

As a result of the foregoing factors, the Company realized a net loss of $1,772 for the three months ended March 31, 2001, as compared to a net loss of $2,226 for the same period in 2000.

Liquidity and Capital Resources

At March 31, 2001, the Company had cash in hand of $1,072 compared to $1,112 at December 31, 2000. The Company has accounts payable in the amount of $1,815 for the period ending March 31, 2001 and $2,083 at December 31, 2000. Further, the Company owes advances from officers in the amount of $7,000 for the period ending March 31, 2001 compared to $5,000 at December 31, 2000.

Management believes that the Company has sufficient cash and short-term investments to meet the anticipated needs of the Company's operations through at least the next 12 months. However, there can be no assurances to that effect, as the Company has no significant revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. Should the Company require additional capital, it may take loans from officers, sell equity of the Company or find other forms of debt financing. The Company's current operating plan is to (i) handle the administrative and reporting requirements of a public company, and (ii) search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that the Company will identify a business venture suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage any business venture it acquires.

                         PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2001.

Exhibits: None
                         SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PATRIOT INVESTMENT CORPORATION


Date:__May 15, 2001___
                             By:__/s/ Bradley S. Shepherd______
                              Bradley S. Shepherd,
                              President, Secretary and Treasurer