Form 10QSB
period 2001-06-30
PATRIOT INVESTMENT CORP
filed 2001-08-13
CIK 805729

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

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

State  the number of shares outstanding of each of the  issuer's
classes  of  common  equity, as of June  30,  2001:   25,000,000
shares of common stock.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                           FORM 10-QSB
                 PATRIOT INVESTMENT CORPORATION

                              INDEX
                                                       Page
PART I.   Financial Information

          Item I.  Financial Statements (unaudited)       3


          Condensed  Balance Sheets  (unaudited)  -       4
          June 30, 2001 and December 31, 2000

          Condensed    Statements   of   Operations       5
          (unaudited) for the Three and Six  Months
          Ended June 30, 2001 and 2000, and for the
          Period  from January 13, 1986 (Inception)
          to June 30, 2001                                6

          Condensed   Statements  of   Cash   Flows
          (unaudited) for the Six Months Ended June
          30,  2001  and 2000, and from the  Period       7
          from January 13, 1986 (Inception) to June
          30, 2001                                        8

          Notes to Condensed Financial Statements

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

                 PATRIOT INVESTMENT CORPORATION
                 (A Development Stage Company)
                    CONDENSED BALANCE SHEETS
                          (Unaudited)



     ASSETS

                                                     June 30
December 31,
                                                 2001       2000

Current Assets - Cash                         $   488   $  1,112

Total Assets                                  $   488   $  1,112


             LIABILITIES AND STOCKHOLDERS' DEFICIT


Current Liabilities
     Accounts payable                         $ 2,979   $  2,083
     Advance from officer/director              7,000      5,000

          Total Liabilities                     9,979      7,083

Stockholders' Deficit
   Preferred Stock, $0.001 par value;
     10,000,000 shares authorized; no
     shares issued and outstanding            $     -   $      -
   Common Stock, $0.001 par value;
     50,000,000 shares authorized;
     25,000,000 shares issued and
     outstanding at June 30, 2001 and
     December 31, 2000                        25,000      25,000
   Additional paid in capital                141,376     141,376
     Deficit accumulated during
      development stage                     (175,867)   (172,347)

          Total Stockholders' Deficit         (9,491)     (5,971)

Total Liabilities and Stockholders' Deficit$     488    $  1,112

                 PATRIOT INVESTMENT CORPORATION
                 (A Development Stage Company)
               CONDENSED STATEMENTS OF OPERATIONS
                          (Unaudited)

                                                                               From Inception
                                                                                on January 13,
                              For the Three Months        For the Six Months    1986 Through
                                     June 30,              Ended June 30,           June 30,
                               2001          2000         2001          2000         2001
Revenue                   $        -    $        -    $        -    $        -    $        -

Expenses                       1,748           406         3,520         2,632        32,391

Loss from discontinued
   operations                      -             -             -             -       143,476

Net Loss                  $   (1,748)   $     (406)   $   (3,520)   $   (2,632)   $ (175,867)

Basic and Diluted
  Loss Per Share          $    (0.00)   $    (0.00)   $    (0.00)   $    (0.00)

Weighted Average
  Shares Outstanding      25,000,000    25,000,000    25,000,000    25,000,000

                 PATRIOT INVESTMENT CORPORATION
                 (A Development Stage Company)
               CONDENSED STATEMENTS OF CASH FLOWS
                          (Unaudited)

                                                                     From Inception
                                                                       On January
                                                                        13, 1986
                                                 For the Six Months      Through
                                                   Ended June 30,        June 30,
                                                 2001         2000         2001
Cash Flows from Operating Activities
   Net loss                                  $  (3,520)   $  (2,632)   $ (175,867)
   Adjustments to reconcile net loss to cash
      used by operating activities:
      Change in accounts payable                   896          227         2,979

      Net Cash Used in Operating Activities     (2,624)      (2,405)     (172,888)

Cash Flows from Financing Activities
   Proceeds from issuance of common stock            -            -       161,376
   Advances from officer                         2,000        3,500        12,000

 Net Cash Provided by Financing Activities       2,000        3,500       173,376

Net Increase (Decrease) in Cash                   (624)       1,095           488

Cash at Beginning of Year                        1,112          376             -

Cash at End of Period                       $      488    $   1,471    $      488

Supplemental Cash Flow Information

   No interest was paid during the six months ended June 30, 2001 and 2000 nor for the period from January 13, 1986 (date of inception) through June 30, 2001.

                 PATRIOT INVESTMENT CORPORATION
                 (A Development Stage Company)
           NOTE TO THE CONDENSED FINANCIAL STATEMENTS
                          (Unaudited)


NOTE 1- CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly, the financial position, results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's annual financial statements and notes thereto included in the Company's annual report on Form 10-KSB as of December 31, 2000. The results of operations for the six month period ended June 30, 2001 are not necessarily indicative of the operating results to be expected for the full year.

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

Six Month periods Ended June 30, 2001 and 2000

The Company had no revenue from continuing operations for the six-month periods ended June 30, 2001 and 2000.

General and administrative expenses for the six month periods ended June 30, 2001 and 2000, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $3,520 and $2,632 for the six-month periods ended June 30, 2001 and 2000, respectively.

As a result of the foregoing factors, the Company realized a net loss of $3,520 for the six months ended June 30, 2001, as compared to a net loss of $2,632 for the same period in 2000.

Liquidity and Capital Resources

At June 30, 2001, the Company had cash in hand of $488 compared to $1,112 at December 31, 2000. The Company has accounts payable in the amount of $9,979 for the period ending June 30, 2001 and $7,083 at December 31, 2000.

Management believes that the Company has sufficient cash to meet the anticipated needs of the Company's operations through at least the next 12 months. However, there can be no assurances to that effect, as the Company has no significant revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. Should the Company require additional capital, it may take loans from officers, sell equity of the Company or find other forms of debt financing. The Company's current operating plan is to (i) handle the administrative and reporting requirements of a public company, and (ii) search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that the Company will identify a business venture suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage any business venture it acquires.

                         PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2001.

Exhibits: None
                         SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PATRIOT INVESTMENT CORPORATION


Date: AUGUST 10, 2001         By:/s/ Bradley S. Shepherd
                              Bradley S. Shepherd,
                              President, Secretary and Treasurer