Form 10QSB
period 2001-09-30
PATRIOT INVESTMENT CORP
filed 2001-11-14
CIK 805729

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 0-25765

PATRIOT INVESTMENT CORPORATION

(Exact name of small business issuer as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	87-0429748 (IRS Employer Identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2001: 25,000,000 shares of common stock.

Transitional Small Business Format: Yes [ ] No [ X ]

FORM 10-QSB

PATRIOT INVESTMENT CORPORATION

INDEX
Page
PART I. Financial Information
Item I. Financial Statements (unaudited)

Condensed Balance Sheets - September 30, 2001 (unaudited) and December 31, 2000

Condensed Statements of Operations (unaudited) for the Nine Months Ended September 30, 2001 and 2000, and for the Period from January 13, 1986 (Inception) to September 30, 2001

Condensed Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2001 and 2000, and from the Period from January 13, 1986 (Inception) to September 30, 2001

Notes to Condensed Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

3 4 5 6 7 8
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

PATRIOT INVESTMENT CORPORATION

(A Development Stage Company)

CONDENSED BALANCE SHEETS

(Unaudited)

ASSETS
	September 30,	December 31,
	2001	2000
	______________	_______________
Current Assets - Cash	$ 601	$ 1,112
Total Assets	$ 601	$ 1,112
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 600	$ 2,083
Advance from officer/director	9,500	5,000
	_____________	_______________
Total Liabilities	10,100	7,083
Stockholders' Deficit
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	$ -	$ -
Common Stock, $0.001 par value; 50,000,000 shares authorized; 25,000,000 shares issued and outstanding at September 30, 2001 and December 31, 2000	25,000	25,000
Additional paid in capital	141,376	141,376
Deficit accumulated during development stage	(175,875)	(172,347)
Total Stockholders' Deficit	(9,499)	(5,971)
Total Liabilities and Stockholders' Deficit	$ 601	$ 1,112

See accompanying notes to condensed financial statements.

PATRIOT INVESTMENT CORPORATION

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From Inception on January 13,1986 Through September 30,
	2001	2000	2001	2000	2001

Revenue	$ -	$ -	$ -	$ -	$ -
Expenses	8	1,895	3,528	4,527	32,399
Loss from discontinued operations	-	-	-	-	143,476
Net Loss	$ (8)	$ (1,895)	$ (3,528)	$(4,527)	$ (175,875)
Basic and Diluted Loss Per Share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted Average Shares Outstanding	25,000,000	25,000,000	25,000,000	25,000,000

See accompanying notes to condensed financial statements.

PATRIOT INVESTMENT CORPORATION

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,		From Inception on January 13, 1986 Through September 30,
	2001	2000	2001
	____________	_____________	____________
Cash Flows from Operating Activities
Net loss	$ (3,528)	$ (4,527)	$ (175,875)
Adjustments to reconcile net loss to cash used by operating activities:
Change in accounts payable	(1,483)	1,533	600
	____________	____________	_________
Net Cash Used in Operating Activities	(5,011)	(2,994)	(175,275)
	___________	____________	_________
Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	-	161,376
Advances from officer	4,500	3,500	14,500
	__________	__________	_________
Net Cash Provided by Financing Activities	4,500	3,500	175,876
Net Increase (Decrease) in Cash	(511)	506	601
Cash at Beginning of Year	1,112	376	-
Cash at End of Period	$ 601	$ 882	$ 601

Supplemental Cash Flow Information

No interest was paid during the six months ended September 30, 2001 and 2000 nor for the period from January 13, 1986 (date of inception) through September 30, 2001.

See accompanying notes to condensed financial statements.

PATRIOT INVESTMENT CORPORATION

(A Development Stage Company)

NOTE TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1- CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly, the financial position, results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's annual financial statements and notes thereto included in the Company's annual report on Form 10-KSB as of December 31, 2000. The results of operations for the nine month period ended September 30, 2001 are not necessarily indicative of the operating results to be expected for the full year.

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

Three Month period Ended September 30, 2001 and 2000

The Company had no revenue from continuing operations for the three month period ended September 30, 2001 and 2000.

General and administrative expenses for the three month period ended September 30, 2001 and 2000, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $8 and $1,895 for the three month period ended September 30, 2001 and 2000, respectively. The reduction in expenses for the period ended September 30, 2001 is because the Company recognized the expense in prior quarters.

As a result of the foregoing factors, the Company realized a net loss of $8 for the three months ended September 30, 2001, as compared to a net loss of $1,895 for the same period in 2000.

Nine Month periods Ended September 30, 2001 and 2001

The Company had no revenue from continuing operations for the nine month periods ended September 30, 2001 and 2000.

General and administrative expenses for the nine month periods ended September 30, 2001 and 2000, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $3,528 and $4,527 for the nine month periods ended September 30, 2001 and 2000, respectively.

As a result of the foregoing factors, the Company realized a net loss of $3,528 for the nine months ended September 30, 2001, as compared to a net loss of $4,527 for the same period in 2000.

Liquidity and Capital Resources

At September 30, 2001, the Company had cash in hand of $601 compared to $1,112 at December 31, 2000. The Company has accounts payable in the amount of $600 for the period ending September 30, 2001 and $2,083 at December 31, 2000. At September 30, 2001 Company owed $9,500 as an advance from an officer/director compared to $5,000 for the same period in 2000.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2001.

Exhibits: None

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATRIOT INVESTMENT CORPORATION

Date: November 8, 2001 By: /s/ Bradley S. Shepherd

Bradley S. Shepherd,

President, Secretary and Treasurer