Form 10KSB
period 2001-12-31
PATRIOT INVESTMENT CORP
filed 2002-03-22
CIK 805729

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

(Mark One)

[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________________ to ______________

Commission File Number 0-25765

Patriot Investment Corporation

(Name of small business issuer in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	87-0429748 (I.R.S. Employer I.D. No.)

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

The aggregate market value of the issuer's voting stock held as of March 12, 2002, by non-affiliates of the issuers was $253,300.

As of March 12, 2002, issuer had 32,000,000 shares of its $.001 par value common stock outstanding.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company's common stock is listed on the Over the Counter Bulletin Board ("OTCBB"), under the symbol "PTRT". As of March 12, 2002, the Company had 116 shareholders holding 32,000,000 shares of common stock. Of the issued and outstanding common stock, 1,231,500 are free trading, the balance are restricted stock as that term is used in Rule 144.

	CLOSING BID		CLOSING ASK
	High	Low	High	Low
2000
First Quarter	0.2000	0.0200	0.5000	0.1000
Second Quarter	0.2000	0.1875	0.5625	0.5000
Third Quarter	0.2000	0.1250	0.5625	0.1875
Fourth Quarter	0.2000	0.0938	0.2500	0.1250
2001
First Quarter	0.09375	0.0625	0.15625	0.15625
Second Quarter	0.3000	0.0500	0.5500	0.1500
Third Quarter	0.2000	0.1500	0.5500	0.4000
Fourth Quarter	0.1200	0.1000	0.2500	0.1800

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

Item 6. Management's Discussion and Analysis or Plan of Operation.

The Company has little cash and has experienced losses from inception. The Company has not had any revenues from operations in each of the last two fiscal years. As of December 31, 2001, the Company had $343 cash in hand and $4,000 current liabilities leaving a working capital deficit of $3,657. The Company has no material commitments for capital expenditures for the next twelve months.

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

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.
Name	Age	Positions	Since
Bradley S. Shepherd	41	Director, President, Secretary/Treasurer	February 1993
Todd Gee	42	Director	February 1993

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

Todd Gee, Director. Mr. Gee is the owner and operator of the Hardwood Flooring Company, a Utah general partnership engaged in the installation of all types of hardwood flooring. From 1982 to 1984, Mr. Gee attended the University of Utah.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of March 12, 2002, the number and percentage of the 32,000,000 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.
Name and Address	Amount	Percentage
Bradley S. Shepherd (1) 6269 Jamestown Court Salt Lake City, UT 84121	29,990,000	93.71
Todd Gee (1) 265 E. Hampton Avenue Salt Lake City, UT 84111	200,000	0.625
Officers, Directors and Nominees as a Group: 2 people	30,190,000	94.34

(1) Officer and/or director.

Item 12. Certain Relationships and Related Transactions.

The Company utilizes office space at the residence of Mr. Shepherd to conduct its activities at no charge to the Company.

For the year ended December 31, 2001 and 2000, the Company's president advanced $5,500 and $5,000 to the Company, respectively. During the year ended December 31, 2001, the Company's president was issued 7,000,000 shares of common stock in exchange for cash advances received in the amount of $7,000. Outstanding advances total $3,500 as of December 31, 2001. These advances are due on demand and have no provision for interest.

Item 13. Exhibits and Reports on Form 8-K.

Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2001.

Exhibits

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Patriot Investment Corporation

Date: March 22, 2002 By: /s/ Bradley S. Shepherd

Bradley S. Shepherd

President, Secretary/Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 22, 2002 By: /s/ Bradley S. Shepherd

Bradley S. Shepherd

Director

Date: March 22, 2002 By: /s/ Todd Gee

Todd Gee

Director

PATRIOT INVESTMENT CORPORATION

(A Development Stage Company)

________________________HANSEN, BARNETT & MAXWELL

A Professional Corporation	(801) 532-2200
CERTIFIED PUBLIC ACCOUNTANTS	Fax (801) 532-7944
5 Triad Center, Suite 750
Member of AICPA Division of Firms	Salt Lake City, Utah 84180
Member of SECPS	www.hbmcpas.com

INDEPENDENT AUDITORS' REPORT

To the Board of Directors

Patriot Investment Corporation

We have audited the accompanying balance sheets of Patriot Investment Corporation (a development stage company) as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and the cumulative period from January 1, 1994 through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Patriot Investment Corporation for the period from inception on January 13, 1986 through December 31, 1993 were audited by other auditors whose report dated January 15, 1995, expressed an unqualified opinion with an explanatory paragraph describing conditions that raised substantial doubt about its ability to continue as a going concern on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Patriot Investment Corporation as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended and for the years ended December 31, 2001 and 2000 included in the period from inception on January 13, 1986 through December 31, 2001 in conformity with accounting principles generally accepted generally accepted in the United States.

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

HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah

February 11, 2002

PATRIOT INVESTMENT CORPORATION

(A Development Stage Company)

BALANCE SHEETS

DECEMBER 31, 2001 AND 2000

ASSETS	2001	2000
Current Assets - Cash	$ 343	$ 1,112
	___________	__________
Total Assets	$ 343	$ 1,112
	==========	=========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 500	$ 2,083
Advance from officer/director	3,500	5,000
	___________	___________
Total Liabilities	4,000	7,083
	___________	___________
Stockholders' Equity
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $0.001 par value; 50,000,000 shares authorized; 32,000,000 and 25,000,000 issued and outstanding as of December 31, 2001 and 2000, respectively	32,000	25,000
Additional paid in capital	141,376	141,376
Deficit accumulated during the development stage	(177,033)	(172,347)
	___________	___________
Total Stockholders' Equity	(3,657)	(5,971)
	___________	___________
Total Liabilities and Stockholders' Equity	$ 343	$ 1,112
	==========	==========

The accompanying notes are an integral part of these financial statements.

PATRIOT INVESTMENT CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

AND FOR THE PERIOD FROM JANUARY 13, 1986 (INCEPTION)

TO DECEMBER 31, 2001

			From Inception On January 13, 1986 Through December 31,
	2001	2000	2001
Revenue	$ -	$ -	$ -

General and administrative expenses	4,686	6,347	33,557

Loss From Discontinued Operations	--	--	143,476
	___________	___________	___________
Net loss	$ (4,686)	$ (6,347)	$ (177,033)
	==========	==========	==========
Basic and Diluted Loss Per Share	$ (0.00)	$ (0.00)
	==========	==========
Weighted Average Number of Shares Outstanding	27,326,923	25,000,000
	==========	==========

The accompanying notes are an integral part of these financial statements.

PATRIOT INVESTMENT CORPORATION

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION OF THE DEVELOPMENT STAGE

JANUARY 13, 1986 THROUGH DECEMBER 31, 2001

	Common Stock		Additional Paid-In Capital	Deficit Accumulated During the Development Stage
	Shares	Amount
Balance at Inception on January 13, 1986	-	$ -	$ -	$ -
Issuance of 600,000 shares to the officers and directors for cash, January 13, 1986, $0.025 per share	600,000	600	14,400	--
Issuance of 1,500,000 shares of common stock to the public for cash, January 13, 1986, $0.10 per share	1,500,000	1,500	148,500	--
Less deferred stock offering costs	--	--	(21,524)	--
Issuance of stock to officer for cash:
December 30, 1993, $.001 per share	5,000,000	5,000	--	--
July 27, 1995, $.001 per share	1,000,000	1,000	--	--
November 1, 1995, $.001 per share	100,000	100	--	--
December 12, 1995, $.001 per share	1,250,000	1,250	--	--
December 29, 1885, $.001 per share	1,750,000	1,750	--	--
December 28, 1995, $.001 per share	1,500,000	1,500	--	--
December 31, 1996, $.001 per share	2,300,000	2,300	--	--
December 31, 1997, $.001 per share	5,000,000	5,000	--	--
December 31, 1999, $.001 per share	5,000,000	5,000	--	--
Net loss from inception (January 13, 1986) through December 31, 1999	--	--	--	(166,000)
	___________	___________	___________	___________
Balance - December 31, 1999	25,000,000	25,000	141,376	(166,000)
Net loss for the year ended December 31, 2000	--	--	--	(6,347)
	___________	___________	___________	___________
Balance - December 31, 2000	25,000,000	25,000	141,376	(172,347)
Issuance of 7,000,000 shares common stock to officer for cash advances received, September 1, 2001, $.001 per share	7,000,000	7,000	--	--
Net loss for the year ended December 31, 2001	--	--	--	(4,686)
	___________	___________	___________	___________
Balance - December 31, 2001	32,000,000	$ 32,000	$ 141,376	$ (177,033)
	==========	==========	==========	==========

The accompanying notes are an integral part of these financial statements.

PATRIOT INVESTMENT CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

AND FOR THE PERIOD FROM JANUARY 13, 1986 (INCEPTION)

TO DECEMBER 31, 2001

			From Inception On January 13, 1986 Through December 31,
	2001	2000	2001
Cash Flows From Operating Activities
Net loss	$ (4,686)	$ (6,347)	$ (177,033)
Adjustments to reconcile net loss to cash used in operating activities:
Change in accounts payable	(1,583)	2,083	500
	___________	___________	___________
Net Cash Used in Operating Activities	(6,269)	(4,264)	(176,533)
Cash Flows From Financing Activities
Proceeds from issuance of common stock	-	-	161,376
Advances from officer	5,500	5,000	15,500
	___________	___________	___________
Net Cash Provided by Financing Activities	5,500	5,000	176,876
	___________	___________	___________
Net Increase (Decrease) In Cash	(769)	736	343
Cash at Beginning of Year	1,112	376	--
	___________	___________	___________
Cash at End of Year	$ 343	$ 1,112	$ 343
	==========	==========	==========

Supplemental Cash Flow Information

Noncash Investing and Financing Activities -- On September 1, 2001, The Company issued 7,000,000 common shares to the Company's president in exchange for $7,000 of advances received during the years ended December 31, 2000 and 2001.

The accompanying notes are an integral part of these financial statements.

PATRIOT INVESTMENT CORPORATION

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization -- The financial statements presented are those of Patriot Investment Corporation (a development stage company). The Company was incorporated under the laws of the State of Nevada on January 13, 1986. The Company was incorporated for the purpose of providing a vehicle, which could be used to raise capital and seek business opportunities, believed to hold a potential for profit. The Company has not presently identified a specific business area of direction that it will follow. Therefore, no principal operations have yet begun.

Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents -- Cash equivalents include highly liquid short-term investments with original maturities of three months or less, readily convertible to known amounts of cash.

Basic and Diluted Loss Per Common Share -- In the fourth quarter 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Under SFAS 128, loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution, which could occur if all contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. In the Company's present position, diluted loss per share is the same as basic loss per share.

Basis of Presentation -- The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has little cash and has experienced losses from inception. Without realization of additional adequate financing, it would be unlikely for the company to pursue and realize its objectives. The Company intends to seek a merger with an existing operating company.

NOTE 2--RELATED PARTY TRANSACTION

For the year ended December 31, 2001 and 2000, the Company's president advanced $5,500 and $5,000 to the Company, respectively. During the year ended December 31, 2001, the Company's president was issued 7,000,000 shares of common stock in exchange for cash advances received in the amount of $7,000. Outstanding advances total $3,500 as of December 31, 2001. These advances are due on demand and have no provision for interest.

NOTE 3--INCOME TAXES

The components of the net deferred tax asset as of December 31, 2001 are as follows:

Tax Net Operating Loss Carry Forward	$ 60,191
Valuation Allowance	(60,191)
_________
Net Deferred Tax Asset .	$ --

During the years ended December 31, 2001 and 2000, the valuation allowance increased $1,593 and $2,158, respectively.

As of December 31, 2001 the Company had net operating loss carry forwards for federal income tax reporting purposes of $177,033 that will expire between 2002 and 2022.

The following is a reconciliation of the income tax at the federal statutory tax rate with the provision of income taxes for the years ended December 31:

	2001	2000
Income tax benefit at statutory rate (34%)	$ (1,593)	$ (2,158)
Change in valuation allowance	1,593	2,158
	___________	__________
Provision for Income Taxes .	$ --	$ -