Form 10QSB
period 2002-03-31
PATRIOT INVESTMENT CORP
filed 2002-05-13
CIK 805729

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

     [  X  ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended  March  31,  2002

     [   ]     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  transition  period  from     to

                           Commission File No. 0-25765

                         PATRIOT INVESTMENT CORPORATION
        (Exact name of small business issuer as specified in its charter)

                          NEVADA                   87-0429748
           (State or other jurisdiction of   (IRS Employer Identification No).
           incorporation or organization)

               6169 JAMESTOWN COURT, SALT LAKE CITY,  UTAH  84121
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2002: 32,000,000 shares of common stock.

Transitional  Small  Business  Format:  Yes  [   ]  No  [  X  ]


                                  FORM 10-QSB
                         PATRIOT INVESTMENT CORPORATION

                                      INDEX

                                                                          Page
PART I.
                              Financial Information
          Item I.  Financial Statements (unaudited)                          3


          Condensed Balance Sheets - March 31, 2002 (unaudited) and
          December 31, 2001                                                  4

          Condensed Statements of Operations (unaudited) for the Thre
          Months Ended March 31, 2002 and 2001, and for the Period from
          January 13, 1986 (Inception) to March 31, 2002                     5

          Condensed Statements of Cash Flows (unaudited) for the Three
          Months Ended March 31, 2002 and 2000, and from the Period
          from January 13, 1986 (Inception) to March 31, 2002                6

          Notes to Condensed Financial Statements                            7

          Item 2.  Management's Discussion and Analysis of Financial
          Condition or Plan of Operation                                     8

          Other Information
PART II.
          Item 6.  Exhibits and Reports on Form 8-K                          9

          Signatures                                                         9

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


                         PATRIOT INVESTMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)


                                       ASSETS
                                                             March 31,  December 31,
                                                               2002        2002
                                                              ----------  ----------

CURRENT ASSETS - CASH  . . . . . . . . . . . . . . . . . . .  $     843   $     343
                                                              ----------  ----------

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . .  $     843   $     343
                                                              =========   ==========

LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
      Accounts payable . . . . . . . . . . . . . . . . . . .  $   1,969   $     500
      Advance from officer/director. . . . . . . . . . . . .      4,500       3,500
                                                              ----------  ----------

         TOTAL LIABILITIES . . . . . . . . . . . . . . . . .      6,469       4,000
                                                              ----------  ----------

STOCKHOLDER'S DEFICIT
     Preferred Stock, $0.001 par value; 10,000,000 shares
        authorized; no shares issued and outstanding . . . .         --          --
     Common Stock, $0.001 par value; 50,000,000 shares
        authorized; 32,000,000 shares issued and outstanding
        as of March 31, 2002 and December 31, 2001 . . . . .     32,000      32,000
     Additional paid in capital. . . . . . . . . . . . . . .    141,376     141,376
     Deficit accumulated during the development stage. . . .   (179,002)   (177,033)
                                                              ----------  ----------

   TOTAL STOCKHOLDER'S DEFICIT . . . . . . . . . . . . . . .     (5,626)     (3,657)
                                                              ----------  ----------

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT. . . . . . . . .  $     843   $     343
                                                              =========   ==========

             See Accompanying Notes to Condensed Finacial Statements


                         PATRIOT INVESTMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  From Inception
                                                                  On January 13,
                                     For the Three Months Ended   1986 Through
                                              March 31,           March 31,
                                         2002          2001        2002
                                     ------------  ------------  ----------

REVENUE . . . . . . . . . . . . . .  $        --   $        --   $      --

GENERAL AND ADMINISTRATIVE EXPENSES        1,969         1,772      35,526

LOSS FROM DISCOUNTED OPERATIONS . .           --            --      143,476
                                     ------------  ------------  ----------

NET LOSS. . . . . . . . . . . . . .  $    (1,969)  $    (1,772)  $(179,002)
                                     ============  ============  ==========

BASIC AND DILUTED LOSS PER SHARE. .  $     (0.00)  $     (0.00)
                                     ============  ============

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING . . . . . . .   32,000,000    25,000,000
                                     ============  ============

             See Accompanying Notes to Condensed Finacial Statements


                         PATRIOT INVESTMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                  From Inception
                                                 For the Three    On January 13,
                                                 Months Ended     1986 through
                                                   March 31         March 31,
                                                2002      2001       2002
                                              --------  --------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss. . . . . . . . . . . . . . . . .  $(1,969)  $(1,772)  $(179,002)
   Adjustments to reconcile net loss to cash
      used in operating activities:
      Change in accounts payable . . . . . .    1,469      (268)      1,969
                                              --------  --------  ----------


NET CASH USED IN OPERATING ACTIVITIES. . . .     (500)   (2,040)   (177,033)
                                              --------  --------  ----------


CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock. .       --        --     161,376
   Advances from officer . . . . . . . . . .    1,000     2,000      16,500
                                              --------  --------  ----------


NET CASH PROVIDED BY FINANCING ACTIVITIES. .    1,000     2,000     177,876
                                              --------  --------  ----------

NET INCREASE (DECREASE) IN CASH. . . . . . .      500       (40)        843

CASH AT BEGINNING OF YEAR. . . . . . . . . .      343     1,112          --
                                              --------  --------  ----------

CASH AT END OF YEAR. . . . . . . . . . . . .  $   843   $ 1,072   $     843
                                              =======   =======   ==========


SUPPLEMENTAL  CASH  FLOW  INFORMATION

No interest or income tax was paid during the Three Months Ended March 31, 2002 and 2001.


             See Accompanying Notes to Condensed Finacial Statements

                         PATRIOT INVESTMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE  1  -  CONDENSED  FINANCIAL  STATEMENTS

     The accompanying condensed financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly, the financial position, results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's annual financial statements and notes thereto included in the Company's annual report on Form 10-KSB as of December 31, 2001. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the operating results to be expected for the full year.

                     NOTE 2 - ADVANCE FROM OFFICER/DIRECTOR

     During the three-month period ended March 31, 2002, an officer/director of the Company advanced $1,000 to the Company. The advances are due on demand and have no provision for interest.

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

THREE  MONTH  PERIODS  ENDED  MARCH  31,  2002  AND  2001

The Company had no revenue from continuing operations for the three month period ended March 31, 2002 and 2001.

General and administrative expenses for the three month period ended March 31, 2002 and 2001, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $1,969 and $1,772 for the three month period ended March 31, 2002 and 2001, respectively.

As a result of the foregoing factors, the Company realized a net loss of $1,969 for the three months ended March 31, 2002, as compared to a net loss of $1,772 for the same period in 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

At March 31, 2002, the Company had cash in hand of $843 compared to $343 at December 31, 2001. The Company has accounts payable in the amount of $1,969 for the period ending March 31, 2002 and $500 at December 31, 2001. At March 31, 2002 the Company owed $4,500 in advances from an officer/director compared to $3,500 for the period ended December 31 2001.

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

                                   PATRIOT  INVESTMENT  CORPORATION


Date:  May  10,  2002              By:  /s/  Bradley  S.  Shepherd
                                   -------------------------------
                                   Bradley  S.  Shepherd,
                                   President,  Secretary  and  Treasurer