Form 10QSB
period 2002-06-30
PATRIOT INVESTMENT CORP
filed 2002-08-14
CIK 805729

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

     [  X  ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended  June 30,  2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2002: 32,000,000 shares of common stock, par value $0.001.

Transitional  Small  Business  Format:  Yes  [   ]  No  [  X  ]


                                  FORM 10-QSB
                         PATRIOT INVESTMENT CORPORATION

                                      INDEX

                                                                          Page
PART I..  Financial Information

          Item I.  Financial Statements (unaudited)                          3

          Condensed Balance Sheets - June 30, 2002 (unaudited) and
          December 31, 2001                                                  4

          Condensed Statements of Operations (unaudited) for the Three
          Months and Six Months Ended June 30, 2002 and 2001, and for
          the Period from January 13, 1986 (Inception) to June 30, 2002      5

          Condensed Statements of Cash Flows (unaudited) for the Three
          Months and Six Months Ended June 30, 2002 and 2001, and from
          the Period from January 13, 1986 (Inception) to June 30, 2002      6

          Notes to Condensed Financial Statements                            7

          Item 2.  Management's Discussion and Analysis of Financial
          Condition or Plan of Operation                                     8

PART II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K                          9

          Signatures                                                         9


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


                         PATRIOT INVESTMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)


                                    ASSETS
                                                              June 30,    December 31,
                                                               2002        2001
                                                              ----------  ----------

CURRENT ASSETS - CASH  . . . . . . . . . . . . . . . . . . .  $     655   $     343
                                                              ----------  ----------

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . .  $     655   $     343
                                                              =========   ==========

LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
      Accounts payable . . . . . . . . . . . . . . . . . . .  $     500   $     500
      Advance from officer/director. . . . . . . . . . . . .      7,000       3,500
                                                              ----------  ----------

         TOTAL LIABILITIES . . . . . . . . . . . . . . . . .      7,500       4,000
                                                              ----------  ----------

STOCKHOLDER'S DEFICIT
     Preferred Stock, $0.001 par value; 10,000,000 shares
        authorized; no shares issued and outstanding . . . .         --          --
     Common Stock, $0.001 par value; 50,000,000 shares
        authorized; 32,000,000 shares issued and outstanding     32,000      32,000
     Additional paid in capital. . . . . . . . . . . . . . .    141,376     141,376
     Deficit accumulated during the development stage. . . .   (180,221)   (177,033)
                                                              ----------  ----------

   TOTAL STOCKHOLDER'S DEFICIT . . . . . . . . . . . . . . .     (6,845)     (3,657)
                                                              ----------  ----------

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT. . . . . . . . .  $     655   $     343
                                                              =========   ==========


                                  PATRIOT INVESTMENT CORPORATION
                                  (A DEVELOPMENT STAGE COMPANY)
                               CONDENSED STATEMENTS OF OPERATIONS
                                           (UNAUDITED)

                             For the Three Months       For the Six Months        From Inception On
                                Ended June 30,            Ended June 30,          January 13, 1986
                          --------------------------  --------------------------  Through June 30,
                              2002          2001          2002          2001          2002
                          ------------  ------------  ------------  ------------  ----------------

REVENUE. . . . . . . . .  $         -   $         -   $         -   $         -   $       -

GENERAL AND
 ADMINISTRATIVE EXPENSES        1,219         1,748         3,188         3,520      36,745

LOSS FROM DISCONTINUED              -             -             -             -     143,476
 OPERATIONS. . . . . . .  ------------  ------------  ------------  ------------  ----------------

NET LOSS . . . . . . . .  $    (1,219)  $    (1,748)  $    (3,188)  $    (3,520)  $(180,221)
                          ============  ============  ============  ============  ================

BASIC AND DILUTED LOSS    $     (0.00)  $     (0.00)  $     (0.00)  $     (0.00)
PER SHARE  . . . . . . .  ============  ============  ============  ============

WEIGHTED AVERAGE
 NUMBER OF SHARES
OUTSTANDING . . . . . .   32,000,000    25,000,000    32,000,000    25,000,000
                         ============  ============  ============  ============


                         PATRIOT INVESTMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                  From Inception
                                                  For the Six     On January 13,
                                                 Months Ended     1986 through
                                                   June 30,          June 30,
                                                2002      2001        2002
                                              --------  --------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss. . . . . . . . . . . . . . . . .  $(3,188)  $(3,520)  $(180,221)
   Adjustments to reconcile net loss to cash
      used in operating activities:
      Change in accounts payable . . . . . .        --      896         500
                                              --------  --------  ----------


NET CASH USED IN OPERATING ACTIVITIES. . . .   (3,188)   (2,624)   (179,721)
                                              --------  --------  ----------


CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock. .       --        --     161,376
   Advances from officer . . . . . . . . . .    3,500     2,000      19,000
                                              --------  --------  ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES. .    3,500     2,000     180,376
                                              --------  --------  ----------

NET INCREASE (DECREASE) IN CASH. . . . . . .      312      (624)        655

CASH AT BEGINNING OF YEAR. . . . . . . . . .      343     1,112          --
                                              --------  --------  ----------

CASH AT END OF YEAR. . . . . . . . . . . . .  $   655   $   488   $     655
                                              =======   =======   ==========

                         PATRIOT INVESTMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  1  -  CONDENSED  FINANCIAL  STATEMENTS

     The accompanying condensed financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly, the financial position, results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's annual financial statements and notes thereto included in the Company's annual report on Form 10-KSB as of December 31, 2001. The results of operations for the six-month period ended June 30, 2002 are not necessarily indicative of the operating results to be expected for the full year.

                     NOTE 2 - ADVANCE FROM OFFICER/DIRECTOR

     During the six-month period ended June 30, 2002, an officer/director of the Company advanced $3,500 to the Company. The advances are due on demand and have no provision for interest.

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


THREE  MONTH  AND  SIX  MONTH  PERIODS  ENDED  JUNE  30,  2002  AND  2001

The Company had no revenue from continuing operations for the three month or six month periods ended June 30, 2002 and 2001.

General and administrative expenses for the three month periods ended June 30, 2002 and 2001, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $1,220 and $1,748 for the three month periods ended June 30, 2002 and 2001, respectively.

General and administrative expenses for the six month periods ended June 30, 2002 and 2001, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $3,189 and $3,520 for the six month periods ended June 30, 2002 and 2001, respectively.

As a result of the foregoing factors, the Company realized a net loss of $1,220 for the three months ended June 30, 2002, as compared to a net loss of $1,748 for the same period in 2001. For the six month period ended June 30, 2002, the Company realized a net loss of $3,189 compared to a net loss of $3,520 for the same period in 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

At June 30, 2002, the Company had total assets consisting of $655 cash in hand. The Company had total liabilities of $7,500 consisting of $500 in accounts payable and $7,500 owed in advances from an officer/director.

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

                           PART II.  OTHER INFORMATION

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2002.


Exhibits:

EXHIBIT NUMBER  TITLE                                     LOCATION

          99.1  Certification of Chief Executive Officer  Attached

          99.2  Certification of Chief Financial Officer  Attached

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              PATRIOT  INVESTMENT  CORPORATION


Date:  Aug  9,  2002          By:  /s/ Bradley  S.  Shepherd
                              ---------------------------------------
                              Bradley  S.  Shepherd
                              President  and  Chief  Financial  Officer