Form 10QSB
period 2002-09-30
PATRIOT INVESTMENT CORP
filed 2002-11-14
CIK 805729

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

     [  X  ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended  September  30,  2002

     [   ]     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  transition  period  from     to

                           Commission File No. 0-25765
                         PATRIOT INVESTMENT CORPORATION
        (Exact name of small business issuer as specified in its charter)

                NEVADA                                 87-0429748
     (State or other jurisdiction of      (IRS Employer Identification No.)
     incorporation or organization)

                 6169 JAMESTOWN COURT, SALT LAKE CITY, UT  84121
                    (Address of principal executive offices)

                                  801-566-6627
                           (Issuer's telephone number)

                                 NOT APPLICABLE
                            (Former name and address)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2002: 32,000,000 shares of common stock, par value $0.001.

Transitional  Small  Business  Format:  Yes  [   ]  No  [  X  ]


                                  FORM 10-QSB
                         PATRIOT INVESTMENT CORPORATION

                                      INDEX

                                                                          Page
PART I.   Financial Information

          Item 1.     Financial Statements (unaudited)                       3

          Condensed Balance Sheets - September 30, 2002 (unaudited) and
          December 31, 2001                                                  4

          Condensed Statements of Operations (unaudited) for the Nine
          Months Ended September 30, 2002 and 2001, and for the Period
          from January 13, 1986 (Inception) to September 30, 2002            5

          Condensed Statements of Cash Flows (unaudited) for the Nine
          Months Ended September 30, 2002 and 2001, and from the Period
          from January 13, 1986 (Inception) to September 30, 2002            6

          Notes to Condensed Financial Statements                            7

          Item 2.  Management's Discussion and Analysis of Financial         8
          Condition or Plan of Operation

          Item 3.      Controls and Procedures                              11

PART II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K                         11

          Signatures                                                        11

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


                         PATRIOT INVESTMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)


                                    ASSETS
                                                              September 30,  December 31,
                                                                  2002         2001
                                                              -------------  -----------

CURRENT ASSETS - CASH  . . . . . . . . . . . . . . . . . . .  $        125    $     343
                                                              -------------  -----------

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . .  $        125    $     343
                                                              =============  ===========


                      LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
      Accounts payable . . . . . . . . . . . . . . . . . . .  $      1,268    $     500
      Advance from officer/director. . . . . . . . . . . . .         7,000        3,500
                                                              -------------  -----------

         TOTAL LIABILITIES . . . . . . . . . . . . . . . . .         8,268        4,000
                                                              -------------  -----------

STOCKHOLDER'S DEFICIT
     Preferred Stock, $0.001 par value; 10,000,000 shares
        authorized; no shares issued and outstanding . . . .            --           --
     Common Stock, $0.001 par value; 50,000,000 shares
        authorized; 32,000,000 shares issued and outstanding        32,000       32,000
     Additional paid in capital. . . . . . . . . . . . . . .       141,376      141,376
     Deficit accumulated during the development stage. . . .      (181,519)    (177,033)
                                                              -------------  -----------

   TOTAL STOCKHOLDER'S DEFICIT . . . . . . . . . . . . . . .         8,143)      (3,657)
                                                              -------------  -----------

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT. . . . . . . . .  $        125    $     343
                                                              =============  ===========

            See accompanying notes to condensed financial statements


                                  PATRIOT INVESTMENT CORPORATION
                                  (A DEVELOPMENT STAGE COMPANY)
                               CONDENSED STATEMENTS OF OPERATIONS
                                           (UNAUDITED)

                             For the Three Months         For the Nine Months     From Inception On
                              Ended September 30,          Ended September 30,    January 13, 1986
                          --------------------------  --------------------------  Through September 30,
                              2002          2001          2002          2001            2002
                          ------------  ------------  ------------  ------------  ---------------------

REVENUE. . . . . . . . .  $         -   $         -   $         -   $         -   $             -

GENERAL AND
 ADMINISTRATIVE EXPENSES        1,298             8         4,486         3,528            38,043

LOSS FROM DISCONTINUED              -             -             -             -           143,476
 OPERATIONS. . . . . . .  ------------  ------------  ------------  ------------  ----------------

NET LOSS . . . . . . . .  $    (1,298)  $        (8)  $    (4,486)  $    (3,528)  $      (181,519)
                          ============  ============  ============  ============  ================

BASIC AND DILUTED LOSS    $     (0.00)  $     (0.00)  $     (0.00)  $     (0.00)
PER SHARE  . . . . . . .  ============  ============  ============  ============

WEIGHTED AVERAGE
 NUMBER OF SHARES
OUTSTANDING . . . . . .   32,000,000    25,000,000    32,000,000    25,000,000
                         ============  ============  ============  ============

            See accompanying notes to condensed financial statements


                         PATRIOT INVESTMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                  From Inception
                                                  For the Nine    On January 13,
                                                  Months Ended    1986 through
                                                  September 30,   September 30,
                                                 2002      2001      2002
                                              --------  --------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss. . . . . . . . . . . . . . . . .  $(4,486)  $(3,528)  $   (181,519)
   Adjustments to reconcile net loss to cash
      used in operating activities:
      Change in accounts payable . . . . . .       768   (1,483)         1,268
                                              --------  --------  -------------


NET CASH USED IN OPERATING ACTIVITIES. . . .   (3,718)   (5,011)      (180,251)
                                              --------  --------  -------------


CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock. .       --        --        161,376
   Advances from officer . . . . . . . . . .    3,500     4,500         19,000
                                              --------  --------  -------------

NET CASH PROVIDED BY FINANCING ACTIVITIES. .    3,500     4,500        180,376
                                              --------  --------  -------------

NET INCREASE (DECREASE) IN CASH. . . . . . .     (218)     (511)           125

CASH AT BEGINNING OF YEAR. . . . . . . . . .      343     1,112             --
                                              --------  --------  -------------

CASH AT END OF YEAR. . . . . . . . . . . . .  $   125   $   601   $        125
                                              =======   =======   =============

SUPPLEMENTAL  CASH  FLOW  INFORMATION

No interest or income tax was paid during the nine months ended September 30, 2002 and 2001.


            See accompanying notes to condensed financial statements

                         PATRIOT INVESTMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  1  -  CONDENSED  FINANCIAL  STATEMENTS

     The accompanying condensed financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly, the financial position, results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's annual financial statements and notes thereto included in the Company's annual report on Form 10-KSB as of December 31, 2001. The results of operations for the nine-month period ended September 30, 2002 are not necessarily indicative of the operating results to be expected for the full year.

NOTE  2  -  ADVANCE  FROM  OFFICER/DIRECTOR

     During the nine-month period ended September 30, 2002, an officer/director of the Company advanced $3,500 to the Company. The advances are due on demand and have no provision for interest.

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

DESCRIPTION  OF  BUSINESS.

     Patriot Investment Corporation, ("Patriot" or the "Company") was originally incorporated in Nevada on January 13, 1986. The Company has not had active business operations since its inception and is considered a development stage company. In 1993, the Company entered into an agreement with Bradley S.
Shepherd in which Mr. Shepherd agreed to become an officer and director of the Company. Mr. Shepherd has used his best efforts to organize and update the books and records of the Corporation and seek business opportunities for acquisition or participation by the Company.

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

THREE  MONTH  AND  NINE  MONTH  PERIODS  ENDED  SEPTEMBER  30,  2002  AND  2001

The Company had no revenue from continuing operations for the three month or nine month periods ended September 30, 2002 and 2001.

General and administrative expenses for the three month periods ended September 30, 2002 and 2001, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $1,298 and $8 for the three month periods ended September 30, 2002 and 2001, respectively.

General and administrative expenses for the nine month periods ended September 30, 2002 and 2001, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $4,486 and $3,528 for the nine month periods ended September 30, 2002 and 2001, respectively.

As a result of the foregoing factors, the Company realized a net loss of $1,298 for the three months ended September 30, 2002, as compared to a net loss of $8 for the same period in 2001. For the nine month period ended September 30, 2002, the Company realized a net loss of $4,486 compared to a net loss of $3,528 for the same period in 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

At September 30, 2002, the Company had total assets consisting of $125 cash on hand. The Company had total liabilities of $8,268 consisting of $1,268 in accounts payable and $7,000 owed in advances to an officer and director. At December 31, 2001 the Company assets consisted of $343 cash in hand and liabilities consisted of $500 in accounts payable and $3,500 in advances from an officer and director.

The Company has no significant revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. In the past, the Company has relied on advances from officers to cover operating costs. Management anticipates that the Company will receive sufficient advances from its current president to meet its needs through the next 12 months. However, there can be no assurances to that effect. Should the Company require additional capital, it may seek additional advances from officers, sell equity of the Company or find other forms of debt financing.

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

ITEM  3.  CONTROLS  AND  PROCEDURES

Within the 90-day period prior to the date of this report, we evaluated the effectiveness and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There have been no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

                           PART II.  OTHER INFORMATION

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2002.



Exhibits:

EXHIBIT NUMBER  TITLE                                                 LOCATION

          99.1  Certification of Chief Executive Officer pursuant to  Attached
                Section 906 of the Sarbanes-Oxley Act of 2002

          99.2  Certification of Chief Financial Officer pursuant to  Attached
                Section 906 of the Sarbanes-Oxley Act of 2002

          99.3  Certification of CEO and CFO pursuant to Rule 13a-14  Attached


                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                PATRIOT  INVESTMENT  CORPORATION



Date:  November  12,  2002      /s/Bradley  S.  Shepherd
                                --------------------------------
                                Bradley  S.  Shepherd
                                CEO  and  Chief  Financial  Officer