Form 10KSB
period 2002-12-31
PATRIOT INVESTMENT CORP
filed 2003-03-26
CIK 805729

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
(Mark  One)
[  X  ]     Annual  report  pursuant  to  section  13 or 15(d) of the Securities
Exchange  Act  of  1934
     For  the  fiscal  year  ended  December  31,  2002

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

The issuer's common stock is listed on the Over the Counter Bulletin Board under the symbol PTRT. There was not an active market and no trading volume during fiscal 2002, therefore the aggregate market value of the issuer's common stock held by non-affiliates at December 31, 2002 is deemed to be $-0-.

As of December 31, 2002, issuer had 41,500,000 shares of its $.001 par value common stock outstanding.

Transitional  Small  Business  Format:   Yes  [   ]   No  [  X  ]
Documents  incorporated  by  reference:  none


                                           FORM 10-KSB
                                PATRIOT INVESTMENT CORPORATION
                                              INDEX

                                                                                             Page

PART I .  Item 1.  Description of Business                                                      3

          Item 2.  Description of Property                                                      5

          Item 3.  Legal Proceedings                                                            5

          Item 4.  Submission of Matters to a Vote of Security Holders                          5

PART II.  Item 5.  Market for Common Equity and Related Stockholder Matters                     5

          Item 6.  Management's Discussion and Analysis or Plan of Operation                    6

          Item 7.  Financial Statements                                                         7

          Item 8.  Changes In and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                                  7

PART III  Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance
          with Section 16(a) of the Exchange Act                                                7

          Item 10.  Executive Compensation                                                      8

          Item 11.  Security Ownership of Certain Beneficial Owners and Management              8

          Item 12.  Certain Relationships and Related Transactions                              9

          Item 13.  Exhibits and Reports on Form 8-K                                            9

          Item 14.  Controls and Procedures                                                     9

          Signatures                                                                           10

          Certification                                                                        11

(Inapplicable  items  have  been  omitted)

                                     PART I

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

ITEM  1.  DESCRIPTION  OF  BUSINESS.

Patriot Investment Corporation was originally incorporated in Nevada on January 13, 1986. We have not had active business operations since inception and are considered a development stage company. In 1993, we entered into an agreement with Bradley S. Shepherd in which Mr. Shepherd agreed to become an officer and director and use his best efforts to organize and update our books and records and to seek business opportunities for acquisition or participation.

Patriot intends to seek, investigate, and if warranted, acquire an interest in a business opportunity. We are not restricting our search to any particular industry or geographical area. We may therefore engage in essentially any business in any industry. Our management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors.

The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment. There is no assurance that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to our company and shareholders.

Because we have no specific business plan or expertise, our activities are subject to several significant risks. In particular, any business acquisition or participation we pursue will likely be based on the decision of management without the consent, vote, or approval of our shareholders.

SOURCES  OF  OPPORTUNITIES

We anticipate that business opportunities may arise from various sources, including officers and directors, professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

We will seek potential business opportunities from all known sources, but will rely principally on the personal contacts of our officers and directors as well as indirect associations between them and other business and professional people. Although we do not anticipate engaging professional firms specializing in business acquisitions or reorganizations, we may retain such firms if management deems it in our best interests. In some instances, we may publish notices or advertisements seeking a potential business opportunity in financial or trade publications.

CRITERIA

We will not restrict our search to any particular business, industry or geographical location. We may acquire a business opportunity in any stage of development. This includes opportunities involving "start up" or new companies. In seeking a business venture, management will base their decisions on the business objective of seeking long-term capital appreciation in the real value of our company. We will not be controlled by an attempt to take advantage of an anticipated or perceived appeal of a specific industry, management group, or product.

In analyzing prospective business opportunities, management will consider the following factors:

     -    available  technical,  financial  and  managerial  resources;
     -    working  capital  and  other  financial  requirements;
     -    the  history  of  operations,  if  any;
     -    prospects  for  the  future;
     -    the  nature  of  present  and  expected  competition;
     - the quality and experience of management services which may be available and the depth of the management;
     -    the  potential  for  further  research,  development  or  exploration;
     -    the  potential  for  growth  and  expansion;
     -    the  potential  for  profit;
     - the perceived public recognition or acceptance of products, services, trade or service marks, name identification; and other relevant factors.

Generally, our management will analyze all available factors and make a determination based upon a composite of available facts, without relying on any single factor.

METHODS  OF  PARTICIPATION  OF  ACQUISITION

Management will review specific business and then select the most suitable opportunities based on legal structure or method of participation. Such structures and methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures, other contractual arrangements, and may involve a reorganization, merger or consolidation transaction. Management may act directly or indirectly through an interest in a partnership, corporation, or other form of organization.

PROCEDURES

As part of the our investigation of business opportunities, officers and directors may meet personally with management and key personnel of the firm sponsoring the business opportunity. We may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures.

We will generally ask to be provided with written materials regarding the business opportunity. These materials may include the following:

     - descriptions of product, service and company history; management resumes;
     -    financial  information;
     - available projections with related assumptions upon which they are based;
     -    an  explanation  of  proprietary  products  and  services;
     - evidence of existing patents, trademarks or service marks or rights thereto;

     -    present  and  proposed  forms  of  compensation  to  management;
     - a description of transactions between the prospective entity and its affiliates;
     -    relevant  analysis  of  risks  and  competitive  conditions;
     -    a  financial  plan  of  operation  and estimated capital requirements;
     -    and  other  information  deemed  relevant.

COMPETITION

We expect to encounter substantial competition in our efforts to acquire a business opportunity. The primary competition is from other companies organized and funded for similar purposes, small venture capital partnerships and corporations, small business investment companies and wealthy individuals.

EMPLOYEES

We do not currently have any employees but rely upon the efforts of our officers and directors to conduct our business. We do not have any employment or compensation agreements in place with our officers and directors although they are reimbursed for expenditures advanced on our behalf.

ITEM  2.  DESCRIPTION  OF  PROPERTY.

We do not currently own any property. We utilize office space in the residence of Bradley S. Shepherd at no cost. We will not seek independent office space until we pursue a viable business opportunity and recognize income.

ITEM  3.  LEGAL  PROCEEDINGS.

No legal proceedings are threatened or pending against Patriot or any of our officers or directors. Further, none of our officers, directors or affiliates are parties against Patriot or have any material interests in actions that are adverse our own.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS.

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

Our common stock is listed on the Over the Counter Bulletin Board ("OTCBB"), under the symbol "PTRT". As of December 31, 2002, we had 116 shareholders holding 41,500,000 shares of common stock. Of the issued and outstanding common stock, 1,231,500 are free trading, the balance are restricted stock as that term is used in Rule 144.


                  CLOSING BID           CLOSING ASK
2002             HIGH    LOW          HIGH         LOW
First Quarter.    .125          .10          .25     .25
Second Quarter    .125          .07          .25     .12
Third Quarter.     .10          .10          .20     .11
Fourth Quarter     .10          .07          .20     .12



2001
First Quarter.  .09375        .0625       .15625  .15625
Second Quarter     .30          .05          .55     .15
Third Quarter.     .20          .15          .55     .40
Fourth Quarter     .12          .10          .25     .18

The above quotations, as provided by the National Quotation Bureau, LLC, represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent actual transactions.

We have not paid, nor declared, any dividends since our inception and do not intend to declare any such dividends in the foreseeable future. Our ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that a corporation's assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

On December 20, 2002, we issued 9,500,000 common shares to our president as reimbursement for accrued advances of $9,500. The shares were issued in reliance of the exemption provided by Section 4(2) of the Securities Act of 1933. No underwriters were involved in the issuance, no public solicitations were made by the Company and no commissions were paid.

During the year ended December 31, 2001, we issued 7,000,000 shares of common stock to our president as reimbursement for cash advances received in the amount of $7,000. The shares were issued in reliance of the exemption provided by
Section 4(2) of the Securities Act of 1933. No underwriters were involved in the issuance, no public solicitations were made by the Company and no commissions were paid.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

YEARS  ENDED  DECEMBER  31,  2002  AND  2001

We have little cash and have experienced losses from inception. We have not generated any revenues from operations during either of the last two fiscal years. Our expenses have remained relatively stable over the past two years.
Expenses during the year ended December 31, 2002 were $5,761 compared to expenses of $4,686 in 2001. Expenses for both years consisted entirely of general and administrative expenses. These expenses were due to professional, legal and accounting fees relating to our reporting requirements.

As a result of the foregoing factors, we realized a net loss of $5,761 for the year ended December 31, 2002, compared to a net loss of $4,686 for the year ended December 31, 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

At December 31, 2002, we had $82 cash in hand and no liabilities. At December 31, 2001, we had $343 in cash and $4,000 current liabilities leaving a working capital deficit of $3,657.

We anticipate that our expenses for the next twelve months will be approximately $5,000. In the past two years we have relied on advances from our president to cover our operating costs. Management anticipates that we will receive sufficient advances from our president to meet our needs through the next 12 months. However, there can be no assurances to that effect. Our need for capital may change dramatically if we acquire an interest in a business opportunity during that period. At present, we have no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that we will identify a business venture suitable for acquisition in the future. Further, we cannot assure that we will be successful in consummating any acquisition on favorable terms or that we will be able to profitably manage any business venture we acquire. Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

Our current operating plan is to continue searching for potential businesses, products, technologies and companies for acquisition and to handle the administrative and reporting requirements of a public company. To demonstrate our commitment to maintaining ethical reporting and business practices, we have recently adopted a Code of Ethics and Business Conduct that is attached as an exhibit to this report.

ITEM  7.  FINANCIAL  STATEMENTS.

Our financial statements appear at the end of this report beginning with the Index to Financial Statements on page 12.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.


NAME                 AGE                 POSITIONS                      SINCE

Bradley S. Shepherd   42  Director, President, Secretary/Treasurer  February 1993

Todd Gee. . . . . .   43  Director                                  February 1993

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

OTHER REPORTING COMPANY ACTIVITIES. Bradley S. Shepherd is currently an officer and director of Siclone Industries, Inc., a reporting company, which is seeking to acquire a business opportunity. The possibility exists that Mr. Shepherd could become an officer and/or director of other reporting companies in the future, although he has no intention of doing so at the present time. Certain conflicts of interest are inherent in the participation of our officer and director as management in other reporting companies, which may be difficult, if not impossible, to resolve in all cases in our best interests. Failure by management to conduct business in our best interests may result in liability of management to the shareholders.

ITEM  10.  EXECUTIVE  COMPENSATION

Our officers and directors do not receive any compensation for services rendered, have not received such compensation in the past, and are not accruing any compensation pursuant to any agreement with our company. Our officers and directors are reimbursed for expenses incurred on our behalf. Our officers and directors will not receive any finder's fee as a result of their efforts to implement the business plan outlined herein. However, our officers and directors anticipate receiving benefits as beneficial shareholders of our common stock.

We have not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our employees.

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

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.

The following table sets forth as of December 31, 2002, the number and percentage of the 41,500,000 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer,
(iii) all current directors and executive officers of the Company as a group and
(iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.


NAME AND ADDRESS                 AMOUNT    PERCENTAGE

Bradley S. Shepherd (1) . . .  39,490,000       95.15
6269 Jamestown Court
Salt Lake City, UT 84121

Todd Gee (1). . . . . . . . .     200,000        0.48
265 E. Hampton Avenue
Salt Lake City, UT 84111

Officers, Directors and . . .  39,690,000       95.63
Nominees as a Group:
2 people

(1) Officer and/or director.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

We utilize office space at the residence of Mr. Shepherd to conduct our activities at no charge.

During the year ended December 31, 2002 our president advanced $6,000 to fund our operations. The advance was payable on demand and carried no interest.

During the year ended December 31, 2001, our president advanced $5,500 to fund our operations. The advance was payable on demand and carried no interest.

During the year ended December 31, 2001, we issued 7,000,000 shares of common stock to our president as reimbursement for cash advances received in the amount of $7,000.

On December 20, 2002, we issued an additional 9,500,000 common shares to our president as reimbursement for accrued advances of $9,500. There are currently no outstanding advances.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.


EXHIBITS

EXHIBIT NUMBER  TITLE                                               LOCATION

          99.1  Certification of Chief Executive Officer and Chief  Attached
                Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          99.2  Code of Ethics and Business Conduct. . . . . . . .  Attached

REPORTS  ON  FORM  8-K

No reports on Form 8-K were filed during the last 90 days of the year ended December 31, 2002.

ITEM  14.  CONTROLS  AND  PROCEDURES

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

                                   PATRIOT  INVESTMENT  CORPORATION



Date:  March  19,  2003            /s/Bradley  S.  Shepherd
                                   -------------------------
                                   Bradley  S.  Shepherd
                                   Chief  Executive  Officer
                                   Chief  Financial  Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March  19,  2003            /s/Bradley  S.  Shepherd
                                   -------------------------
                                   Bradley  S.  Shepherd
                                   Director


Date:  March  19,  2003            /s/Todd  Gee
                                   ---------------
                                   Todd  Gee
                                   Director

CERTIFICATION  PURSUANT  TO  SECTION  302  OF  THE  SARBANES-OXLEY  ACT  OF 2002

I, Bradley S. Shepherd, the Chief Executive Officer and Chief Financial Officer of Patriot Investments, Inc. (the "Company"), certify that:

1.  I  have  reviewed  this  annual  report  on  Form  10-KSB  of  the  Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March  19,  2003                   /s/Bradley  S.  Shepherd
                                   --------------------------
                                   Chief  Executive  Officer
                                   Chief  Financial  Officer



                         PATRIOT INVESTMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)


                                      INDEX

                                                               PAGE

  Independent Auditors' Report. . . . . . . . . . . . . . . .    13

  Balance Sheets - December 31, 2002 and 2001 . . . . . . . .    14

  Statements of Operations for the Years Ended
    December 31, 2002 and 2001 and for the Period from
    January 13, 1986 (Date of Inception) to December 31, 2002    15

  Statement of Stockholders' Equity (Deficit) for the Period
    From January 13, 1986 (Date of Inception) Through
    December 31, 2000, and the Years Ended December 31,
    2001 and 2002 . . . . . . . . . . . . . . . . . . . . . .    16

  Statements of Cash Flows for the Years Ended
    December 31, 2002 and 2001 and for the Period from
    January 13, 1986 (Date of Inception) to December 31, 2002    17

  Notes to the Financial Statements . . . . . . . . . . . . .    18

HANSEN,  BARNETT  &  MAXWELL
     A  Professional  Corporation
     CERTIFIED  PUBLIC  ACCOUNTANTS

                                                         (801)  532-2200
     Member  of  AICPA  Division  of  Firms            Fax  (801)  532-7944
     Member  of  SECPS                             5  Triad  Center,  Suite  750
                                                  Salt  Lake  City,  Utah  84180
                                                           www.hbmcpas.com



                          INDEPENDENT AUDITORS' REPORT

To  the  Board  of  Directors
Patriot  Investment  Corporation

We have audited the accompanying balance sheets of Patriot Investment Corporation (a development stage company) as of December 31, 2002 and 2001 and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and the cumulative period from January 1, 1994 through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Patriot Investment Corporation for the period from inception on January 13, 1986 through December 31, 1993 were audited by other auditors whose report dated January 15, 1995, expressed an unqualified opinion with an explanatory paragraph describing conditions that raised substantial doubt about its ability to continue as a going concern on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Patriot Investment Corporation as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, and for the period from January 13, 1986 through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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

/S/HANSEN,  BARNETT  &  MAXWELL
--------------------------------

Salt  Lake  City,  Utah
March  13,  2003


                         PATRIOT INVESTMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                            DECEMBER 31,
                                                       ----------------------
                                                          2002        2001
                                                       ----------  ----------

                                     ASSETS

CURRENT ASSETS - CASH . . . . . . . . . . . . . . . .  $      82   $     343
                                                       ----------  ----------

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . .  $      82   $     343
                                                       ==========  ==========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES
Accounts payable. . . . . . . . . . . . . . . . . . .  $       -   $     500
Advance from officer/director . . . . . . . . . . . .          -       3,500
                                                       ----------  ----------

   TOTAL LIABILITIES. . . . . . . . . . . . . . . . .          -       4,000
                                                       ----------  ----------

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $0.001 par value; 10,000,000 shares
authorized; no shares issued and outstanding. . . . .          -           -
Common stock, $0.001 par value; 50,000,000 shares
authorized; 41,500,000 and 32,000,000 shares. . . . .     41,500      32,000
issued and outstanding, respectively
Additional paid in capital. . . . . . . . . . . . . .    141,376     141,376
Deficit accumulated during the development stage. . .   (182,794)   (177,033)
                                                       ----------  ----------

   TOTAL STOCKHOLDERS' EQUITY (DEFICIT) . . . . . . .         82      (3,657)
                                                       ----------  ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT).  $      82   $     343
                                                       ==========  ==========

   The accompanying notes are an integral part of these financial statements.


                         PATRIOT INVESTMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS


                                                                  From January 13,
                                                                    1986 (date of
                                        For the Years Ended      inception) through
                                             December 31,          December 31,
                                     --------------------------  ------------------
                                         2002          2001            2002
                                     ------------  ------------  ------------------

REVENUE . . . . . . . . . . . . . .  $         -   $         -   $          -

GENERAL AND ADMINISTRATIVE EXPENSES        5,761         4,686         39,318

LOSS FROM DISCONTINUED OPERATIONS .            -             -        143,476
                                     ------------  ------------  ------------------

NET LOSS. . . . . . . . . . . . . .  $    (5,761)  $    (4,686)     $(182,794)
                                     ============  ============  ==================

BASIC AND DILUTED LOSS PER SHARE. .  $     (0.00)  $     (0.00)
                                     ============  ============

WEIGHTED AVERAGE NUMBER OF SHARES .
 OUTSTANDING. . . . . . . . . . . .   32,271,978    32,000,000
                                     ============  ============

   The accompanying notes are an integral part of these financial statements.


                                 PATRIOT INVESTMENT CORPORATION
                                  (A DEVELOPMENT STAGE COMPANY)
                          STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                   Deficit
                                                                                 Accumulated
                                                                    Additional    During the
                                                  Common Stock       Paid-In     Development
                                              -------------------
                                                Shares    Amount     Capital        Stage
                                              ----------  -------  -----------  ------------
BALANCE AT INCEPTION
ON JANUARY 13, 1986. . . . . . . . . . . . .           -  $     -  $      -      $       -

Issuance of 600,000 shares to the
officers and directors for cash,
January 13, 1986, $0.025 per share . . . . .     600,000      600    14,400              -
Issuance of 1,500,000 shares of
common stock to the public for cash,
January 13, 1986, $0.10 per share. . . . . .   1,500,000    1,500   148,500              -
Less deferred stock offering costs . . . . .           -        -   (21,524)             -
Issuance of stock to officer for cash:
December 30, 1993, $.001 per share . . . . .   5,000,000    5,000         -              -
July 27, 1995, $.001 per share . . . . . . .   1,000,000    1,000         -              -
November 1, 1995, $.001 per share. . . . . .     100,000      100         -              -
December 12, 1995, $.001 per share . . . . .   1,250,000    1,250         -              -
December 29, 1995, $.001 per share . . . . .   1,750,000    1,750         -              -
December 28, 1995, $.001 per share . . . . .   1,500,000    1,500         -              -
December 31, 1996, $.001 per share . . . . .   2,300,000    2,300         -              -
December 31, 1997, $.001 per share . . . . .   5,000,000    5,000         -              -
December 31, 1999, $.001 per share . . . . .   5,000,000    5,000
Net loss from inception (January 13,
1986) through December 31, 2000. . . . . . .           -        -         -       (172,347)
                                              ----------  -------  -----------  -----------

BALANCE - DECEMBER 31, 2000. . . . . . . . .  25,000,000   25,000   141,376       (172,347)

Issuance of 7,000,000 shares common
stock to officer for cash advances received,
September 1, 2001, $.001 per share . . . . .   7,000,000    7,000         -              -

Net loss for the year ended
December 31, 2001. . . . . . . . . . . . . .           -        -         -         (4,686)
                                              ----------  -------  -----------  -----------

BALANCE - DECEMBER 31, 2001. . . . . . . . .  32,000,000   32,000   141,376       (177,033)

Issuance of 9,500,000 shares common
stock to officer for cash advances received,
December 20, 2002, $.001 per share . . . . .   9,500,000    9,500         -              -

Net loss for the year ended
December 31, 2002. . . . . . . . . . . . . .           -        -         -         (5,761)
                                              ----------  -------  -----------  -----------

BALANCE - DECEMBER 31, 2002. . . . . . . . .  41,500,000  $41,500  $141,376      $(182,794)
                                              ==========  =======  ===========  ===========

   The accompanying notes are an integral part of these financial statements.


                        PATRIOT  INVESTMENT  CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                 From January 13,
                                                                      1986
                                                                    (date of
                                           For the Years Ended   inception)through
                                              December 31,         December 31,
                                           -------------------
                                             2002      2001           2002
                                           --------  ---------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss. . . . . . . . . . . . . . . . .  $(5,761)  $(4,686)       $(182,794)
Adjustments to reconcile net loss to cash
used in operating activities:
Change in accounts payable. . . . . . . .     (500)   (1,583)               -
                                           --------  ---------  ------------------

NET CASH USED IN OPERATING ACTIVITIES . .   (6,261)   (6,269)        (182,794)
                                           --------  ---------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock. .        -         -          161,376
Advances from officer . . . . . . . . . .    6,000     5,500           21,500
                                           --------  ---------  ------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES    6,000     5,500          182,876
                                           --------  ---------  ------------------

NET INCREASE (DECREASE) IN CASH . . . . .     (261)     (769)              82

CASH AT BEGINNING OF YEAR . . . . . . . .      343     1,112                -
                                           --------  ---------  ------------------

CASH AT END OF YEAR . . . . . . . . . . .  $    82   $   343        $      82
                                           ========  =========  ==================

SUPPLEMENTAL  CASH  FLOW  INFORMATION
     NONCASH INVESTING AND FINANCING ACTIVITIES - On September 1, 2001, the Company issued 7,000,000 shares of common restricted stock to the Company's president in exchange for $7,000 of cash advances received during the years ended December 31, 2001 and 2000. On December 20, 2002, the Company issued 9,500,000 shares of common restricted stock to the Company's president in exchange for $9,500 of cash advances received during the years ended
     December  31,  2002  and  2001.




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

     USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS - Cash equivalents include highly liquid short-term investments with original maturities of three months or less, readily convertible to known amounts of cash.

     BASIC AND DILUTED LOSS PER COMMON SHARE - Loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution, which could occur if all contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. In the Company's present position, diluted loss per share is the same as basic loss per share.

     BASIS OF PRESENTATION - The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has little cash and has experienced losses from inception. Without realization of additional adequate financing, it would be unlikely for the company to pursue and realize its objectives. The Company intends to seek a merger with an existing operating company.

NOTE  2--RELATED  PARTY  TRANSACTION

     For the years ended December 31, 2002 and 2001, the Company's president advanced $6,000 and $5,500 to the Company, respectively. During the year ended December 13, 2002, the Company's president was issued 9,500,000 shares of common restricted stock in exchange for cash advances received in the amount of $9,500. During the year ended December 31, 2001, the Company's president was issued 7,000,000 shares of common restricted stock in exchange for cash advances received in the amount of $7,000. There were no outstanding advances from the Company's president as of December 31, 2002.

                         PATRIOT INVESTMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS


NOTE  3-INCOME  TAXES

     The components of the net deferred tax asset as of December 31, 2002 and 2001 are as follows:


                                        2002       2001
                                      ---------  ---------
Tax Net Operating Loss Carry Forward  $ 62,150   $ 60,191
Valuation Allowance. . . . . . . . .   (62,150)   (60,191)
                                      ---------  ---------

NET DEFERRED TAX ASSET . . . . . . .  $      -   $      -
                                      =========  =========


     During the years ended December 31, 2002 and 2001, the valuation allowance increased $1,959 and $1,593, respectively.

     As of December 31, 2002, the Company had net operating loss carry forwards for federal income tax reporting purposes of $182,794 that will expire between 2003 and 2023.

     The following is a reconciliation of the income tax at the federal statutory tax rate with the provision of income taxes for the years ended December 31:


                                              2002      2001
                                            --------  --------
Income tax benefit at statutory rate (34%)  $(1,959)  $(1,593)
Change in valuation allowance. . . . . . .    1,959     1,593
                                            --------  --------

PROVISION FOR INCOME TAXES . . . . . . . .  $     -   $    -.
                                            ========  ========