Form 10QSB
period 2003-03-31
PATRIOT INVESTMENT CORP
filed 2003-05-14
CIK 805729

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

     [  X  ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended  March  31,  2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2003: 32,000,000 shares of common stock, par value $0.001.

Transitional  Small  Business  Format:  Yes  [   ]  No  [  X  ]



                                  FORM 10-QSB
                         PATRIOT INVESTMENT CORPORATION

                                      INDEX

                                                                         Page
PART I..  Financial Information

Item 1 .  Condensed Financial Statements                                    3

          Condensed Balance Sheets - March 31, 2003 (Unaudited) and
          December 31, 2002                                                 4

          Condensed Statements of Operations (Unaudited) for the Three
          Months Ended March 31, 2003 and 2002, and for the Period from
          January 13, 1986 (Inception) to March 31, 2003                    5

          Condensed Statements of Cash Flows (Unaudited) for the Three
          Months Ended March 31, 2003 and 2002, and from the Period
          from January 13, 1986 (Inception) to March 31, 2003               6

          Notes to the Condensed Financial Statements                       7

          Item 2.  Management's Discussion and Analysis of Financial
          Condition or Plan of Operation                                    8

          Item 3.      Controls and Procedures                             10

PART II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K                        10

          Signatures                                                       11

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


PATRIOT INVESTMENT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
(UNAUDITED)


                                                              March 31,  December 31,
                                                               2003        2002
                                                              ----------  ----------

                                       ASSETS

CURRENT ASSETS - CASH  . . . . . . . . . . . . . . . . . . .  $      12   $      82
                                                              ----------  ----------

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . .  $      12   $      82
                                                              ==========  ==========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
      Accounts payable . . . . . . . . . . . . . . . . . . .  $   2,233   $       -
      Advance from officer/director. . . . . . . . . . . . .          -           -
                                                              ----------  ----------

         TOTAL CURRENT LIABILITIES . . . . . . . . . . . . .      2,233           -
                                                              ----------  ----------

STOCKHOLDER'S EQUITY (DEFICIT)
     Preferred Stock, $0.001 par value; 10,000,000 shares
        authorized; no shares issued and outstanding . . . .          -           -
     Common Stock, $0.001 par value; 50,000,000 shares
        authorized; 41,500,000 shares issued and outstanding     41,500      41,500
     Additional paid in capital. . . . . . . . . . . . . . .    141,376     141,376
     Deficit accumulated during the development stage. . . .   (185,097)   (182,794)
                                                              ----------  ----------

   TOTAL STOCKHOLDER'S EQUITY (DEFICIT) . . . . . . . . . .      (2,221)         82
                                                              ----------  ----------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT). . . .   $      12   $      82
                                                              ==========  ==========

             See accompanying notes to condensed financial statements


PATRIOT INVESTMENT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                     From
                                                                  January 13,
                                                                     1986
                                                                  (date of
                                                                  inception)
                                                                   Through
                                                                  March 31,
For the Three Months Ended March 31        2003          2002        2003
----------------------------------------------------------------------------

REVENUE . . . . . . . . . . . . . .  $        --   $        --   $      --
                                     ------------  ------------  ----------

GENERAL AND ADMINISTRATIVE EXPENSES        2,303         1,969       41,621

LOSS FROM DISCOUNTED OPERATIONS . .           --            --      143,476
                                     ------------  ------------  ----------

NET LOSS. . . . . . . . . . . . . .  $    (2,303)  $    (1,969)  $(185,097)
                                     ============  ============  ==========

BASIC AND DILUTED LOSS PER SHARE. .  $     (0.00)  $     (0.00)
                                     ------------  ------------

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING . . . . . . .   41,500,000    32,000,000
                                     ------------  ------------

            See accompanying notes to condensed financial statements


PATRIOT INVESTMENT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                     From
                                                                  January 13,
                                                                     1986
                                                                  (date of
                                                                  inception)
                                                                   Through
                                                                  March 31,
For the Three Months Ended March 31            2003      2002       2003
-----------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss. . . . . . . . . . . . . . . . .  $(2,303)  $(1,969)  $(185,097)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
      Change in accounts payable . . . . . .    2,233     1,469       2,233
                                              --------  --------  ----------


NET CASH USED IN OPERATING ACTIVITIES. . . .      (70)     (500)   (182,864)
                                              --------  --------  ----------


CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock. .       --        --     161,376
   Advances from officer . . . . . . . . . .       --     1,000      21,500
                                              --------  --------  ----------


NET CASH PROVIDED BY FINANCING ACTIVITIES. .       --     1,000     182,876
                                              --------  --------  ----------

NET INCREASE (DECREASE) IN CASH. . . . . . .      (70)      500          12
                                              --------  --------  ----------

CASH AT BEGINNING OF PERIOD. . . . . . . . .       82       343          --
                                              --------  --------  ----------

CASH AT END OF PERIOD. . . . . . . . . . . .  $    12   $   843   $      12
                                              ========  ========  ==========

            See accompanying notes to condensed financial statements

                         PATRIOT INVESTMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  1  -  CONDENSED  FINANCIAL  STATEMENTS

The accompanying condensed financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly, the financial position, results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's annual financial statements and notes thereto included in the Company's annual report on Form 10-KSB as of December 31, 2002. The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the operating results to be expected for the full year.

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

DESCRIPTION  OF  BUSINESS

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

Generally, we will analyze all available factors in the circumstances and make a determination based upon a composite of available facts, without reliance upon any single factor as controlling.

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

THREE  MONTH  PERIODS  ENDED  MARCH  31,  2003  AND  2002

We have not generated any revenue from inception on January 13, 1986 through March 31, 2003.

General and administrative expenses during the three months ended March 31, 2003 were $2,303 and consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. By comparison, general and administrative expenses were $1,969 during the first three months of fiscal 2002. As a result, Patriot realized net losses of $2,303 for the three months ended March 31, 2003 and $1,969 for the comparable period in 2002. Cumulative net loss from inception through March 31, 2003 was $182,864.

LIQUIDITY  AND  CAPITAL  RESOURCES

At March 31, 2003, Patriot's total assets consisted of $12 in cash. Total liabilities at March 31, 2003 consisted of $2,233 in accounts payable resulting in total stockholders' deficit of $2,221. At December 31, 2002 Patriot had assets of $82 in cash and no liabilities.

In the past, Patriot has primarily relied on advances from officers to cover operating costs. Management anticipates that Patriot will receive sufficient advances from its current president to meet its needs through the next 12 months. However, there can be no assurances to that effect. Patriot's need for capital may change dramatically if it acquires an interest in a business opportunity during the coming months. Should the Company require additional capital, it may seek additional advances from officers, sell equity of the Company or find other forms of debt financing.

Our current operating plan is to handle our administrative and reporting requirements as a public company, and continue searching for potential businesses, products, technologies and companies for acquisition. At present, we have no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that we will identify a business venture suitable for acquisition in the future. Further, there can be no assurance that we will be successful in consummating any acquisition on favorable terms or that we will be able to profitably manage any business venture we acquire.

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

                           PART II.  OTHER INFORMATION

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

Reports on Form 8-K: Patriot Investments did not file any reports on Form 8-K during the quarter ended March 31, 2003.


EXHIBITS:

NUMBER  TITLE                                                                 LOCATION

  99.1  Certification of Chief Executive Officer and Chief Financial Officer  Attached
        pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  99.2  Certification of Chief Executive Officer and Chief Financial Officer  Attached
        pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PATRIOT  INVESTMENT  CORPORATION



Date:  May  13,  2003         /s/Bradley  S.  Shepherd
                              -------------------------
                              Bradley  S.  Shepherd
                              Chief  Executive  Officer
                              Chief  Financial  Officer