Form 10QSB/A
period 2003-03-31
PATRIOT INVESTMENT CORP
filed 2003-05-15
CIK 805729

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB/A

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

                                      INDEX

                                                                         Page
PART I..  Financial Information

Item 1 .  Financial Statements:

          Condensed Balance Sheets - March 31, 2003 (Unaudited) and
          December 31, 2002                                                 3

          Condensed Statements of Operations (Unaudited) for the Three
          Months Ended March 31, 2003 and 2002, and for the Period from
          January 13, 1986 (Inception) to March 31, 2003                    4

          Condensed Statements of Cash Flows (Unaudited) for the Three
          Months Ended March 31, 2003 and 2002, and from the Period
          from January 13, 1986 (Inception) to March 31, 2003               5

          Notes to the Condensed Financial Statements                       6

          Item 2.  Management's Discussion and Analysis of Financial
          Condition or Plan of Operation                                    7

          Item 3.      Controls and Procedures                              9

PART II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K                        10

          Signatures                                                       11

          Certification                                                    12

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
                                              ========  ========  ==========


SUPPLEMENTAL  CASH  FLOW  INFORMATION

No interest or income tax was paid during the three months ended March 31, 2003 and 2002.



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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING  STATEMENT  NOTICE

When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the Management's Discussion and Analysis of Financial Condition or Plan of Operation, and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

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

General and administrative expenses during the three months ended March 31, 2003 were $2,303 and consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. By comparison, general and administrative expenses were $1,969 during the first three months of fiscal 2002. As a result, Patriot realized net losses of $2,303 for the three months ended March 31, 2003 and $1,969 for the comparable period in 2002. Cumulative net loss from inception through March 31, 2003 was $185,097.

LIQUIDITY  AND  CAPITAL  RESOURCES

At March 31, 2003, Patriot's total assets consisted of $12 in cash. Total liabilities at March 31, 2003 consisted of $2,233 in accrued expenses resulting in total stockholders' deficit of $2,221. At December 31, 2002 Patriot had assets of $82 in cash and no liabilities.

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

                              PATRIOT  INVESTMENT  CORPORATION



Date:  May  13,  2003         /s/Bradley  S.  Shepherd
                              -------------------------
                              Bradley  S.. Shepherd
                              Chief  Executive  Officer
                              Chief  Financial  Officer

CERTIFICATION  PURSUANT  TO  SECTION  302  OF  THE  SARBANES-OXLEY  ACT  OF 2002

I, Bradley S. Shepherd, the Chief Executive Officer and Chief Financial Officer of Patriot Investment Corporation, (the "Company"), certify that:

1.  I  have  reviewed  this  quarterly  report  on  Form  10-QSB of the Company;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. As certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. As certifying officer, I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


May  13,  2003                     /s/Bradley  S.  Shepherd
                                   -------------------------
                                   Bradley  S.  Shepherd
                                   Chief  Executive  Officer
                                   Chief  Financial  Officer