Form 10QSB
period 2003-06-30
PATRIOT INVESTMENT CORP
filed 2003-08-14
CIK 805729

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2003

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

 (Issuer’s telephone number)

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the most recent practicable date:  As of July 30, 2003 there were 41,500,000 shares of common stock, par value $0.001 issued and outstanding.

Transitional Small Business Format:  Yes [   ]  No [ X ]

#

#

FORM 10-QSB

PATRIOT INVESTMENT CORPORATION

INDEX

		Page
PART I.	Financial Information
Item 1

Financial Statements:

Condensed Balance Sheets – June 30, 2003 (Unaudited) and December 31, 2002

Condensed Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2003 and 2002, and for the Period from January 13, 1986 (Inception) to June 30, 2003

Condensed Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2003 and 2002, and from the Period from January 13, 1986 (Inception) to June 30, 2003

Notes to the Condensed Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Item 3.      Controls and Procedures

		4 5 6 7 8 10
PART II.	Other Information Item 6. Exhibits and Reports on Form 8-K	10
	Signatures	11

(Inapplicable items have been omitted)

#

#

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

#

#

PATRIOT INVESTMENT CORPORATION

(A Development Stage Company)

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2003	2002

ASSETS

Current Assets – Cash	$ 759	$ 82

Total Assets	$ 759	$ 82

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accrued expense	$ 1,018	$ -
Advance from officer/director	3,000	-

Total Current Liabilities	4,018	-

Stockholders’ Equity (Deficit)
Preferred Stock, $0.001 par value; 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common Stock, $0.001 par value; 50,000,000 shares
authorized; 41,500,000 shares issued and outstanding	41,500	41,500
Additional paid-in capital	141,376	141,376
Deficit accumulated during the development stage	(186,135)	(182,794)

Total Stockholders’ Equity (Deficit)	(3,259)	82

Total Liabilities and Stockholders’ Equity (Deficit)	$ 759	$ 82

See accompanying notes to condensed financial statements

#

#

PATRIOT INVESTMENT CORPORATION

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

					From January 13,
					1986 (date of
	For the Three Months		For the Six Months		inception) through
	Ended June 30,		Ended June 30,		June 30,
	2003	2002	2003	2002	2003

Revenue	$ -	$ -	$ -	$ -	$ -

General and Administrative Expenses	1,038	1,219	3,341	3,188	42,659

Loss From Discontinued Operations	-	-	-	-	143,476

Net Loss	$ (1,038)	$ (1,219)	$ (3,341)	$ (3,188)	$ (186,135)

Basic and Diluted Loss Per Share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Shares Outstanding	41,500,000	32,000,000	41,500,00	32,000,000

See accompanying notes to condensed financial statements

#

#

PATRIOT INVESTMENT CORPORATION

(A Development Stage Company)

CONDENSED BALANCE SHEETS

(Unaudited)

			From January 13,
			1986 (date of
	For the Six Months		Inception) through
	Ended June 30,		June 30,
	2003	2002	2003

Cash Flows From Operating Activities:
Net loss	$ (3,341)	$ (3,188)	$ (186,135)
Adjustments to reconcile net loss to net cash
Used in operating activities:
Accrued expense	1,018	-	1,018

Net Cash Used in Operating Activities	(2,323)	(3,188)	(185,117)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	-	-	161,376
Advances from officer	3,000	3,500	24,500

Net Cash Provided by Financing Activities	3,000	3,500	185,876

Net Increase (Decrease) In Cash	677	312	759

Cash at Beginning of Period	82	343	-

Cash at End of Period	$ 759	$ 655	$ 759

Supplemental Cash Flow Information

No interest or income tax was paid during the six months ended June 30, 2003 and 2002.

See accompanying notes to condensed financial statements

#

#

PATRIOT INVESTMENT CORPORATION

(A Development Stage Company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements are unaudited.  In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly, the financial position, results of operations and cash flows for the periods presented.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the Company’s annual financial statements and notes thereto included in the Company’s annual report on Form 10-KSB as of December 31, 2002.  The results of operations for the six-month period ended June 30, 2003 are not necessarily indicative of the operating results to be expected for the full year.

NOTE 2 — ADVANCE FROM OFFICER/DIRECTOR

During the six-month period ended June 20, 2003, an officer/director of the Company advanced $3,000 to the Company.  The advances are due on demand and have no provision for interest.

#

#

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Forward-Looking Statement Notice

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed under the Management’s Discussion and Analysis of Financial Condition or Plan of Operation, and also include general economic factors and conditions that may directly or indirectly impact the Company’s financial condition or results of operations.

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

Criteria

We will not restrict our search to any particular business, industry or geographical location.  We may acquire a business opportunity in any stage of development.  This includes opportunities involving “start up” or new companies.  In seeking a business venture, management will base their decisions on the business objective of seeking long-term capital appreciation in the real value of our company.  We will not be controlled by an attempt to take advantage of an anticipated or perceived appeal of a specific industry, management group, or product.

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

Three and six month periods ended June 30, 2003 and 2002

We have not generated any revenue from inception on January 13, 1986 through June 30, 2003.

General and administrative expenses during the three months ended June 30, 2003 were $1,038 and consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs.  By comparison, general and administrative expenses were $1,219 during the first three months of fiscal 2002.  As a result, Patriot realized net losses of $1,038 for the three months ended June 30, 2003 and $1,219 for the comparable period in 2002.

During the six months ended June 30, 2003, general and administrative expenses were $3,341 compared to general and administrative expenses of $3,188 during the six months ended June 30, 2002.  As a result, Patriot realized net losses of $3,341 for the three months ended June 30, 2003 and $3,188 for the comparable period in 2002.  Cumulative net loss from inception through June 30, 2003 was $186,135.

Liquidity and Capital Resources

At June 30, 2003, Patriot’s total assets consisted of $759 in cash.  Total liabilities at June 30, 2003 consisted of $1,018 in accounts payable and $3,000 in advances from an officer and director.  The advances carry no interest and are payable on demand.  Total stockholders’ deficit of at June 30, 2003 was $3,259.  At December 31, 2002 Patriot had assets of $82 in cash and no liabilities.

In the past, Patriot has primarily relied on advances from officers and directors to cover operating costs.   Management anticipates that Patriot will receive sufficient advances from its current president to meet its needs through the next 12 months.  However, there can be no assurances to that effect.  Patriot’s need for capital may change dramatically if it acquires an interest in a business opportunity during the coming months.  Should the Company require additional capital, it may seek additional advances from officers, sell equity of the Company or find other forms of debt financing.

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

Item 3.  Controls and Procedures

Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), the Company’s principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report of Form 10-QSB such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the quarter under report, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

Exhibits:

Number	Title	Location
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

Reports on Form 8-K:  Patriot Investments did not file any reports on Form 8-K during the quarter ended June 30, 2003.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATRIOT INVESTMENT CORPORATION

Date: August 13, 2003

/s/Bradley S. Shepherd

Bradley S. Shepherd

Chief Executive Officer

Chief Financial Officer

#

#