Form 10QSB
period 2003-09-30
PATRIOT INVESTMENT CORP
filed 2003-11-10
CIK 805729

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2003

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the most recent practicable date:  As of October 31, 2003 there were 41,500,000 shares of common stock, par value $0.001 issued and outstanding.

Transitional Small Business Format:  Yes [   ]  No [ X ]

#

#

FORM 10-QSB

PATRIOT INVESTMENT CORPORATION

INDEX

		Page
PART I.	Financial Information
Item 1

Financial Statements:

Condensed Balance Sheets – September 30, 2003 (Unaudited) and December 31, 2002

Condensed Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2003 and 2002, and for the Period from January 13, 1986 (Inception) to September 30, 2003

Condensed Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2003 and 2002, and from the Period from January 13, 1986 (Inception) to September 30, 2003

Notes to the Condensed Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Item 3.  Controls and Procedures

		3 4 5 6 7 8 10
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

#

#

See accompanying notes to condensed financial statements

#

#

See accompanying notes to condensed financial statements

#

#

See accompanying notes to condensed financial statements

#

#

PATRIOT INVESTMENT CORPORATION

(A Development Stage Company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements are unaudited.  In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly, the financial position, results of operations and cash flows for the periods presented.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the Company’s annual financial statements and notes thereto included in the Company’s annual report on Form 10-KSB as of December 31, 2002.  The results of operations for the nine-month period ended September 30, 2003 are not necessarily indicative of the operating results to be expected for the full year.

NOTE 2 — ADVANCE FROM OFFICER/DIRECTOR

During the nine-month period ended September 20, 2003, an officer/director of the Company advanced $5,000 to the Company.  The advances are due on demand and have no provision for interest.

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

Three and nine month periods ended September 30, 2003 and 2002

We have not generated any revenue from inception on January 13, 1986 through September 30, 2003.

General and administrative expenses during the three months ended September 30, 2003 were $960 and consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs.  By comparison, general and administrative expenses were $1,298 during the three months ended September 30, 2002.  As a result, Patriot realized net losses of $960 for the three months ended September 30, 2003 and $1,298 for the comparable period in 2002.

During the nine months ended September 30, 2003, general and administrative expenses were $4,301 compared to general and administrative expenses of $4,486 during the nine months ended September 30, 2002.  As a result, Patriot realized net losses of $4,301 for the nine months ended September 30, 2003 and $4,486 for the comparable period in 2002.  Cumulative net loss from inception through September 30, 2003 was $187,095.

Liquidity and Capital Resources

At September 30, 2003, Patriot’s total assets consisted of $781 in cash.  Total liabilities at September 30, 2003 consisted of $5,000 in advances from an officer and director.  The advances carry no interest and are payable on demand.  Total stockholders’ deficit of at September 30, 2003 was $4,219.  At December 31, 2002 Patriot had assets of $82 in cash and no liabilities resulting in total stockholders equity of $82.

In the past, Patriot has primarily relied on advances from officers and directors to cover operating costs.  Management anticipates that Patriot will receive sufficient advances from its current president to meet its operating needs through the next 12 months.  However, there can be no assurances to that effect.  Patriot’s need for capital may change dramatically if it acquires an interest in a business opportunity during the coming months.  Should the Company require additional capital, it may seek additional advances from officers, sell equity of the Company or find other forms of debt financing.

Our current operating plan is to handle our administrative and reporting requirements as a public company, and continue searching for potential businesses, products, technologies and/or companies for acquisition.  At present, we have no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that we will identify a business venture suitable for acquisition in the future.  Further, there can be no assurance that we will be successful in consummating any acquisition on favorable terms or that we will be able to profitably manage any business venture we acquire.

Item 3.  Controls and Procedures

Within the 90-day period prior to the date of this report, our chief executive and financial officer evaluated the effectiveness and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.  Based on that evaluation, our chief executive and financial officer has concluded that our controls and procedures for gathering, analyzing and disclosing information required in Exchange Act reports in a timely fashion are effective.  There have been no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

Exhibits:

Number	Title	Location
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

Reports on Form 8-K:  Patriot Investments did not file any reports on Form 8-K during the quarter ended September 30, 2003.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATRIOT INVESTMENT CORPORATION

Date: November 6, 2003

/s/ Bradley S. Shepherd

Bradley S. Shepherd

Chief Executive Officer

Chief Financial Officer

#

#