Form 10KSB
period 2003-12-31
PATRIOT INVESTMENT CORP
filed 2004-03-30
CIK 805729

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
(Mark  One)
[  X  ]     Annual  report  pursuant  to  section  13 or 15(d) of the Securities
Exchange  Act  of  1934
     For  the  fiscal  year  ended  December  31,  2003

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

The issuer's common stock is listed on the Over the Counter Bulletin Board under the symbol PTRT. There was not an active market and no trading volume during fiscal 2003, therefore the aggregate market value of the issuer's common stock held by non-affiliates at December 31, 2003 is deemed to be $-0-.

As of December 31, 2003, issuer had 41,500,000 shares of its $.001 par value common stock outstanding.

Transitional  Small  Business  Format:   Yes  [   ]   No  [  X  ]
Documents  incorporated  by  reference:  none



                                          FORM  10-KSB
                                  PATRIOT INVESTMENT CORPORATION
                                              INDEX

                                                                                             Page

PART I .  Item 1.  Description of Business                                                      3

          Item 2.  Description of Property                                                      5

          Item 3.  Legal Proceedings                                                            5

          Item 4.  Submission of Matters to a Vote of Security Holders                          5

PART II.  Item 5.  Market for Common Equity and Related Stockholder Matters                     5

          Item 6.  Management's Discussion and Analysis or Plan of Operation                    6

          Item 7.  Financial Statements                                                         7

          Item 8.  Changes In and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                                  7

          Item 8A. Controls and Procedures                                                      7

PART III  Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance
          with Section 16(a) of the Exchange Act                                                8

          Item 10.  Executive Compensation                                                      8

          Item 11.  Security Ownership of Certain Beneficial Owners and Management              9

          Item 12.  Certain Relationships and Related Transactions                              9

          Item 13.  Exhibits and Reports on Form 8-K                                           10

          Item 14.  Principal Accountant Fees and Services                                     10

          Signatures                                                                           12

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

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

Our common stock is listed on the Over the Counter Bulletin Board ("OTCBB"), under the symbol "PTRT". As of December 31, 2003, we had 117 shareholders holding 41,500,000 shares of common stock. Of the issued and outstanding common stock, 1,231,500 are free trading, the balance are restricted stock as that term is used in Rule 144.


                CLOSING BID          CLOSING ASK
2003            HIGH    LOW          HIGH      LOW

First Quarter.   .12     .07          .30      .12
Second Quarter   .15     .12          .30      .30
Third Quarter.   .15     .15          .30      .30
Fourth Quarter   .17     .15         1.01      .51



2002
First Quarter.  .125     .10          .25      .25
Second Quarter  .125     .07          .25      .12
Third Quarter.   .10     .10          .20      .11
Fourth Quarter   .10     .07          .20      .12

The above quotations, as provided by Pink Sheets, LLC, represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent actual transactions.

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

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

YEARS  ENDED  DECEMBER  31,  2003  AND  2002

We have little cash and have experienced losses since inception. We did not generate any revenues from operations during the years ended December 31, 2003 and 2002. Expenses during the year ended December 31, 2003 were $5,172 compared to expenses of $5,761in 2002. Expenses for both years consisted entirely of general and administrative expenses. These expenses were due to professional, legal and accounting fees relating to our reporting requirements.

As a result of the foregoing factors, we realized a net loss of $5,172 for the year ended December 31, 2003, compared to a net loss of $5,761 for the year ended December 31, 2002.

YEARS  ENDED  DECEMBER  31,  2002  AND  2001

We have little cash and have experienced losses since inception. We did not generate any revenues from operations during the years ended December 31, 2002 and 2001. Our expenses have remained relatively stable over the past three years. Expenses during the year ended December 31, 2002 were $5,761 compared to expenses of $4,686 in 2001. Expenses for both years consisted entirely of general and administrative expenses. These expenses were due to professional, legal and accounting fees relating to our reporting requirements.

As a result of the foregoing factors, we realized a net loss of $5,761 for the year ended December 31, 2002, compared to a net loss of $4,686 for the year ended December 31, 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

At December 31, 2003, we had $410 cash in hand and $5,500 in liabilities leaving a working capital deficit of $5,090. At December 31, 2002, we had $82 in cash and no liabilities.

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

ITEM  7.  FINANCIAL  STATEMENTS.

Our financial statements appear at the end of this report beginning with the Index to Financial Statements on page 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM  8A.  CONTROLS  AND  PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company's "disclosure, controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the "Evaluation Date"). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure, controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b) Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.


NAME                 AGE                 POSITIONS                      SINCE

Bradley S. Shepherd   43  Director, President, Secretary/Treasurer  February 1993

Todd Gee. . . . . .   44  Director                                  February 1993

All directors serve until the next annual stockholders meeting or until their successors are duly elected and qualified. All officers serve at the discretion of the Board of Directors.

The Company has no audit committee financial expert, as defined under Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3.

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

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.

The following table sets forth as of December 31, 2003, the number and percentage of the 41,500,000 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer,
(iii) all current directors and executive officers of the Company as a group and
(iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.


NAME AND ADDRESS             AMOUNT    PERCENTAGE

Bradley S. Shepherd (1) .  39,490,000       95.16
6269 Jamestown Court
Salt Lake City, UT 84121

Todd Gee (1). . . . . . .     200,000        0.48
265 E. Hampton Avenue
Salt Lake City, UT 84111
-------------------------------------------------

Officers, Directors and .  39,690,000       95.64
Nominees as a Group:
2 people

(1)  Officer  and/or  director.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

We utilize office space at the residence of Mr. Shepherd to conduct our activities at no charge.

During the year ended December 31, 2003 our president advanced $5,500 to fund our operations. The advance was payable on demand and carried no interest.

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

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.



EXHIBITS:


EXHIBIT NUMBER  TITLE                                                   LOCATION

            31  Certification of the Principal Executive Officer and .  Attached
                Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32  Certification of the Principal Executive Officer and .  Attached
                Principal Financial Officer pursuant to U.S.C. Section
                1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

REPORTS  ON  FORM  8-K

No reports on Form 8-K were filed during the last 90 days of the year ended December 31, 2003.

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

Audit  Fee
----------

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of Patriot Investments' annual financial statement and review of financial statements included in Patriot Investments' 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $2,600 for fiscal year ended 2002 and $2,600 for fiscal year ended 2003.

Audit-Related  Fees
-------------------

There  were no fees for other audit related services for fiscal year ended 2003.

Tax  Fees
---------

There were no fees for tax compliance, tax advice and tax planning for the fiscal years 2003 and 2002.

All  Other  Fees
----------------

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PATRIOT  INVESTMENT  CORPORATION



Date:  March 29,  2004             /s/ Bradley  S.  Shepherd
                                   ------------------------------
                                   Bradley  S.  Shepherd
                                   Chief  Executive  Officer  and
                                   Chief  Financial  Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 29,  2004             /s/ Bradley  S.  Shepherd
                                   --------------------------
                                   Bradley  S.  Shepherd
                                   Director


Date:  March 29,  2004             /s/ Todd  Gee
                                   ------------------
                                   Todd  Gee
                                   Director


                         PATRIOT INVESTMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)


                                TABLE OF CONTENTS


                                                              PAGE
  Independent Auditors' Report . . . . . . . . . . . . . . .    14

  Balance Sheets - December 31, 2003 and 2002. . . . . . . .    15

  Statements of Operations for the Years Ended
    December 31, 2003 and 2002 and for the Period from
    January 13, 1986 (Inception) to December 31, 2003. . . .    16

  Statement of Stockholders' Equity (Deficit) for the Period
    From January 13, 1986 (Inception) Through December 31,
    2003, and the Years Ended December 31, 2003 and 2002 . .    17

  Statements of Cash Flows for the Years Ended December
    31, 2003 and 2002 and for the Period from January 13,
    1986 (Inception) to December 31, 2003. . . . . . . . . .    18

  Notes to the Financial Statements. . . . . . . . . . . . .    19

       HANSEN,  BARNETT  &  MAXWELL

       A  Professional  Corporation         Registered with the Public Company
      CERTIFIED  PUBLIC  ACCOUNTANTS           Accounting Oversight Board

     5  Triad  Center,  Suite  750
     Salt  Lake  City,  UT  84180-1128          an independent member of
        Phone:  (801)  532-2200                       BAKER TILLY
         Fax:  (801)  532-7944                        INTERNATIONAL
            www.hbmcpas.com


                          INDEPENDENT AUDITORS' REPORT

To  the  Board  of  Directors
Patriot  Investment  Corporation

We have audited the accompanying balance sheets of Patriot Investment Corporation (a development stage company) as of December 31, 2003 and 2002 and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and the cumulative period from January 1, 1994 through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Patriot Investment Corporation for the period from inception on January 13, 1986 through December 31, 1993 were audited by other auditors whose report dated January 15, 1995, expressed an unqualified opinion with an explanatory paragraph describing conditions that raised substantial doubt about its ability to continue as a going concern on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Patriot Investment Corporation as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, and for the period from January 13, 1986 through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

                            HANSEN, BARNETT & MAXWELL
                           ----------------------------

Salt  Lake  City,  Utah
March  24,  2004


PATRIOT INVESTMENT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

                                                       December 31,  December 31
                                                       ------------  ----------
                                                          2003        2002
                                                       ------------  ----------

ASSETS

CURRENT ASSETS - CASH . . . . . . . . . . . . . . . .  $     410     $      82
                                                       ------------  ----------

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . .  $     410     $      82
                                                       ============  ==========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES
Advance from officer/director . . . . . . . . . . . .  $   5,550     $       -
                                                       ------------  ----------

   TOTAL CURRENT LIABILITIES. . .. . . . . . . . . . .     5,550             -
                                                       ------------  ----------

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $0.001 par value; 10,000,000 shares
authorized; no shares issued and outstanding. . . . .          -             -
Common stock, $0.001 par value; 50,000,000 shares
authorized; 41,500,000 shares issued and outstanding      41,500        41,500
Additional paid in capital. . . . . . . . . . . . . .    141,376       141,376
Deficit accumulated during the development stage. . .   (187,966)     (182,794)
                                                       ------------  ----------

   TOTAL STOCKHOLDERS' EQUITY (DEFICIT) . . . . . . .     (5,090)           82
                                                       ------------  ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT).  $     410     $      82
                                                       ============  ==========

   The accompanying notes are an integral part of these financial statements.


PATRIOT INVESTMENT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS


                                                                  From January 13,
                                                                    1986 (date of
                                                                 inception) through
                                     December 31,   December 31     December 31,
                                     --------------------------  ------------------
                                         2003          2002            2003
                                     ------------  ------------  ------------------

REVENUE . . . . . . . . . . . . . .  $         -   $         -   $          -
                                     ------------  ------------  ------------------

GENERAL AND ADMINISTRATIVE EXPENSES        5,172         5,761         44,490

LOSS FROM DISCONTINUED OPERATIONS .            -             -        143,476
                                     ------------  ------------  ------------------

NET LOSS. . . . . . . . . . . . . .  $    (5,172)  $    (5,761)     $(187,966)
                                     ============  ============  ==================

BASIC AND DILUTED LOSS PER SHARE. .  $     (0.00)  $     (0.00)
                                     ============  ============

WEIGHTED AVERAGE NUMBER OF SHARES .
 OUTSTANDING. . . . . . . . . . . .   41,500,000    32,271,978
                                     ============  ============

   The accompanying notes are an integral part of these financial statements.


PATRIOT INVESTMENT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                   Deficit
                                                                                 Accumulated
                                                                    Additional    During the
                                                  Common Stock       Paid-In     Development
                                              -------------------
                                                Shares    Amount     Capital        Stage
                                              ----------  -------  -----------  ------------
BALANCE AT INCEPTION
ON JANUARY 13, 1986. . . . . . . . . . . . .           -  $     -  $      -      $       -

Issuance of 600,000 shares to the
officers and directors for cash,
January 13, 1986, $0.025 per share . . . . .     600,000      600    14,400              -
Issuance of 1,500,000 shares of
common stock to the public for cash,
January 13, 1986, $0.10 per share. . . . . .   1,500,000    1,500   148,500              -
Less deferred stock offering costs . . . . .           -        -   (21,524)             -
Issuance of stock to officer for cash:
December 30, 1993, $.001 per share . . . . .   5,000,000    5,000         -              -
July 27, 1995, $.001 per share . . . . . . .   1,000,000    1,000         -              -
November 1, 1995, $.001 per share. . . . . .     100,000      100         -              -
December 12, 1995, $.001 per share . . . . .   1,250,000    1,250         -              -
December 29, 1995, $.001 per share . . . . .   1,750,000    1,750         -              -
December 28, 1995, $.001 per share . . . . .   1,500,000    1,500         -              -
December 31, 1996, $.001 per share . . . . .   2,300,000    2,300         -              -
December 31, 1997, $.001 per share . . . . .   5,000,000    5,000         -              -
December 31, 1999, $.001 per share . . . . .   5,000,000    5,000
September 1, 2001, $.001 per share . . . . .   7,000,000    7,000         -              -
Net loss from inception (January 13,
1986) through December 31, 2001. . . . . . .           -        -         -       (177,033)
                                              ----------  -------  -----------  -----------

BALANCE - DECEMBER 31, 2001. . . . . . . . .  32,000,000   32,000   141,376       (177,033)

Issuance of shares common
stock to officer for cash advances received,
December 20, 2002, $.001 per share . . . . .   9,500,000    9,500         -              -


Net loss . . . . . . . . . . . . . . . . . .           -        -         -         (5,761)
                                              ----------  -------  -----------  -----------

BALANCE - DECEMBER 31, 2002. . . . . . . . .  41,500,000   41,500   141,376       (182,794)

Net loss . . . . . . . . . . . . . . . . . .           -        -         -         (5,172)
                                              ----------  -------  -----------  -----------

BALANCE - DECEMBER 31, 2003. . . . . . . . .  41,500,000  $41,500  $141,376      $(187,966)
                                              ==========  =======  ===========  ===========

   The accompanying notes are an integral part of these financial statements.


PATRIOT  INVESTMENT  CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

                                                                 From January 13,
                                                                      1986
                                                                    (date of
                                           For the Years Ended   inception)through
                                              December 31,         December 31,
                                           -------------------
                                             2003      2002           2003
                                           --------  ---------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss. . . . . . . . . . . . . . . . .  $(5,172)  $(5,761)       $(187,966)
Adjustments to reconcile net loss to cash
used in operating activities:
  Accrued expense . . . . . . . . . . . .        -      (500)               -
                                           --------  ---------  ------------------

NET CASH USED IN OPERATING ACTIVITIES . .   (5,172)   (6,261)        (187,966)
                                           --------  ---------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock. .        -         -          161,376
Advances from officer . . . . . . . . . .    5,500     6,000           27,000
                                           --------  ---------  ------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES    5,500     6,000          188,376
                                           --------  ---------  ------------------

NET INCREASE (DECREASE) IN CASH . . . . .      328     (261)             410

CASH AT BEGINNING OF PERIOD . . . . . . .       82        82               -
                                           --------  ---------  ------------------

CASH AT END OF PERIOD . . . . . . . . . .  $   410   $   343       $     410
                                           ========  =========  ==================

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

     BASIC AND DILUTED LOSS PER COMMON SHARE - Loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution, which could occur if all contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. The Company has no potentially issueable shares.

     BUSINESS CONDITIONS - The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has little cash and has experienced losses from inception. Without realization of additional adequate financing, it would be unlikely for the company to pursue and realize its objectives. The Company intends to seek a merger with an existing operating company. At the present time the companies president is funding the Company, however there is no assurance that this will be able to continue.

NOTE  2--RELATED  PARTY  TRANSACTION

     For the years ended December 31, 2003 and 2002, the Company's president advanced $5,500 and $6,000 to the Company, respectively. During the year ended December 13, 2002, the Company's president was issued 9,500,000 shares of common restricted stock in exchange for cash advances received in the amount of $9,500. Repayment of the 2003 advance is due upon demand with no interest.

NOTE  3-INCOME  TAXES

     The components of the net deferred tax asset as of December 31, 2003 and 2002 are as follows:


                                        2003       2002
                                      ---------  ---------

Tax Net Operating Loss Carry Forward  $ 63,908   $ 62,150
Valuation Allowance. . . . . . . . .   (63,908)   (62,150)
                                      ---------  ---------

NET DEFERRED TAX ASSET . . . . . . .  $      -   $      -
                                      =========  =========

     During the years ended December 31, 2003 and 2002, the valuation allowance increased $1,758 and $1,959, respectively.

     As of December 31, 2003, the Company had net operating loss carry forwards for federal income tax reporting purposes of $188,555 that will expire between 2003 and 2024.

     The following is a reconciliation of the income tax at the federal statutory tax rate with the provision of income taxes for the years ended December 31:


                                              2003      2002
                                            --------  --------
Income tax benefit at statutory rate (34%)  $(1,758)  $(1,959)
Change in valuation allowance. . . . . . .    1,758     1,959
                                            --------  --------

PROVISION FOR INCOME TAXES . . . . . . . .  $     -   $    -.
                                            ========  ========