Form 10QSB
period 2004-03-31
PATRIOT INVESTMENT CORP
filed 2004-05-17
CIK 805729

U.S. Securities and Exchange Commission
                             Washington, D.C.  20549
                                   Form 10-QSB
(Mark  One)
[ X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  quarterly  period  ended  March  31,  2004

[  ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  EXCHANGE  ACT
     For  the  transition  period  from  _____________  to  ______________

                         Commission file number: 0-25765

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

                                  (801)566-6627
                           (Issuer's telephone number)

                                 NOT APPLICABLE
    (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under plan confirmed by a court. Yes ____ No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The aggregate number of shares issued and outstanding of the issuer's common stock as of March 31, 2004 was 41,500,000 shares of $0.001 par value.

Transitional  Small  Business  Disclosure  Format  (Check  one):
Yes  [  ]  No  [X]



                         PATRIOT INVESTMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS

                                                                         Page
                                                                         ----
PART I..  Financial Information

Item 1 .  Condensed Financial Statements:                                   3

          Condensed Balance Sheets (Unaudited) - March 31, 2004
          and December 31, 2003                                             4

          Condensed Statements of Operations (Unaudited) for the Three
          Months Ended March 31, 2004 and 2003, and for the Period from
          January 13, 1986 (Inception) to March 31, 2004                    5

          Condensed Statements of Cash Flows (Unaudited) for the Three
          Months Ended March 31, 2004 and 2003, and for the Period
          from January 13, 1986 (Inception) to March 31, 2004               6

          Notes to the Condensed Financial Statements                       7

Item 2.   Management's Discussion and Analysis of Financial
          Condition or Plan of Operations                                   8

Item 3.   Controls and Procedures                                          11

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K                                 11

Signatures                                                                 12

Inapplicable  items  have  been  omitted

PART  I-  FINANCIAL  INFORMATION

ITEM  1.  CONSOLIDATED  FINANCIAL  STATEMENTS

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



PATRIOT  INVESTMENT  CORPORATION
(A  DEVELOPMENT  STAGE  COMPANY)
CONDENSED  BALANCE  SHEETS
(UNAUDITED)


                                                       MARCH 31,    DECEMBER 31,
                                                         2004          2003
ASSETS

CURRENT ASSETS CASH. . . . . . . . . . . . . . . . .  $      105   $         410
----------------------------------------------------  -----------  -------------

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . .  $      105   $        410
----------------------------------------------------  -----------  -------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued Expense. . . . . . . . . . . . . . . . . . .  $    2,420   $          -
Advance from Officer/Director. . . . . . . . . . . .       5,500          5,500
----------------------------------------------------  -----------  -------------

TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . .       7,920          5,500
----------------------------------------------------  -----------  -------------

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; no shares issued and outstanding . . . .           -              -
Common stock, $0.001 par value; 50,000,000 shares
authorized; 41,500,000 issued and outstanding. . . .      41,500         41,500
Additional paid-in capital . . . . . . . . . . . . .     141,376        141,376
Deficit accumulated during the development stage . .    (190,691)      (187,966)
----------------------------------------------------  -----------  -------------

TOTAL STOCKHOLDERS' DEFICIT. . . . . . . . . . . . .      (7,815)        (5,090)
====================================================  ===========  =============

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT. . . . .  $      105   $        410
====================================================  ===========  =============


   The accompanying notes are an integral part of these financial statements.


PATRIOT INVESTMENT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                     From
                                                                  January 13,
                                                                     1986
                                                                  (date of
                                                                  inception)
                                         For the Three Months      Through
                                            Ended March 31        March 31,
                                          2004          2003        2004
                                     ------------  ------------  ------------

REVENUE . . . . . . . . . . . . . .  $        --   $        --   $        --
                                     ------------  ------------  ------------

GENERAL AND ADMINISTRATIVE EXPENSES        2,725         2,303        47,215

LOSS FROM DISCOUNTED OPERATIONS . .           --            --       143,476
                                     ------------  ------------  ------------

NET LOSS. . . . . . . . . . . . . .  $    (2,725)  $    (2,303)  $  (190,691)
                                     ------------  ------------  ------------

BASIC AND DILUTED LOSS PER SHARE. .  $     (0.00)  $     (0.00)
                                     ------------  ------------

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING . . . . . . .   41,500,000    41,500,000
                                     ------------  ------------


   The accompanying notes are an integral part of these financial statements.



PATRIOT  INVESTMENT  CORPORATION
(A  DEVELOPMENT  STAGE  COMPANY)
CONDENSED  STATEMENTS  OF  CASH  FLOWS
(UNAUDITED)

                                                                   From  January  13,
                                                                   1986  (date  of
                                           For  the  Three Months  inception) through
                                             Ended  March  31,     March  31,
                                             2004      2003           2004
                                           ----------  ----------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss. . . . . . . . . . . . . . . . .  $(2,725)    $  (2,303)  $       (190,691
Adjustments to reconcile net loss
to net cash used in operating activities:
Accrued expense . . . . . . . . . . . . .    2,420         2,233              2,420
                                           ----------  ----------  ------------------

NET CASH USED IN OPERATING ACTIVITIES . .     (305)         (70)           (188,271)
                                           ----------  ----------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock. .        -             -            161,376
Advances from Officer . . . . . . . . . .        -             -             27,000
                                           ----------  ----------  ------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES        -             -            188,376
                                           ----------  ----------  ------------------

NET INCREASE (DECREASE) IN CASH . . . . .     (305)         (70)                105
                                           ----------  ----------  ------------------

CASH AT BEGINNING OF PERIOD . . . . . . .      410           82                   -
                                           ----------  ----------  ------------------

CASH AT END OF PERIOD . . . . . . . . . .  $   105     $     12    $            105
                                           ----------  ----------  ------------------

   The accompanying notes are an integral part of these financial statements.

                         PATRIOT INVESTMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  1  -  CONDENSED  FINANCIAL  STATEMENTS

The accompanying condensed financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly, the financial position, results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's annual financial statements and notes thereto included in the Company's annual report on Form 10-KSB as of December 31, 2003. The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the operating results to be expected for the full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

SAFE  HARBOR  FOR  FORWARD-LOOKING  STATEMENTS

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

OUR  HISTORY

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

METHODS  OF  PARTICIPATION  OF  ACQUISITION

Management will review specific businesses and then select the most suitable opportunities based on legal structure or method of participation. Such structures and methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures, other contractual arrangements, and may involve a reorganization, merger or consolidation transaction. Management may act directly or indirectly through an interest in a partnership, corporation, or other form of organization.

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

RESULTS  OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2004 AND 2003

The  Company  has  not  generated  revenue  since inception on January 13, 1986.

The Company had general and administrative expenses of $2,725 during the three months ended March 31, 2004, resulting in a net loss of $2,725. During the same period in 2003, the Company experienced $2,303 in general and administrative expenses resulting in a net loss of $2,303. Expenses during the first three months of 2004 and 2003 consisted of general corporate administration, legal and professional fees, and accounting and auditing costs. Cumulative net loss from inception on January 13, 1986 through March 31, 2004 was $190,691.

LIQUIDITY  AND  CAPITAL  RESOURCES

At March 31, 2004, the Company's total assets consisted of $105 in cash. Liabilities at March 31, 2004 totaled $7,920 and included $2,420 in accrued expense and $5,500 in an advance from an officer. At December 31, 2003, the Company had total assets consisting of $410 in cash. Stockholders' deficit totaled $7,815 for the three months ended March 31, 2004 compared to total stockholders' deficit of $5,090 at December 31, 2003. The Company currently has 41,500,000 shares of common stock at $0.001 par value issued and outstanding

The Company has no material commitments for the next twelve months and believes that its current liquidity needs can be met with the cash on hand. In the past, the Company has relied on capital contributions from shareholders to supplement operating capital when necessary. The Company anticipates that should it become necessary, it will receive sufficient contributions from shareholders to continue operations for at least the next twelve months. However, there are no agreements or understandings to this effect. Should the Company require additional capital, it may sell common stock, take loans from officers, directors or shareholders or enter into debt financing agreements.

ITEM  3.  CONTROLS  AND  PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer/Chief Financial Officer has concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART  II  -  OTHER  INFORMATION

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

No reports on Form 8-K were filed by Patriot Investment Corporation during the quarter ended March 31, 2004.


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

                                   PATRIOT  INVESTMENT  CORPORATION



Date:  May  13,  2004
                                   /s/Bradley  S.  Shepherd
                                   ------------------------------
                                   Bradley  S.  Shepherd
                                   Chief  Executive  Officer  and
                                   Chief  Financial  Officer