Form 10QSB
period 2004-06-30
PATRIOT INVESTMENT CORP
filed 2004-08-06
CIK 805729

U.S. Securities and Exchange Commission
                             Washington, D.C.  20549
                                   Form 10-QSB
(Mark  One)
[ X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  quarterly  period  ended  June  30,  2004

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

The aggregate number of shares issued and outstanding of the issuer's common stock as of June 30, 2004 was 47,000,000 shares of $0.001par value.

Transitional  Small  Business  Disclosure  Format  (Check  one):
Yes  [  ]  No  [X]



                                   FORM 10-QSB
                          PATRIOT INVESTEMENT COPRPORATION

                                      INDEX

                                                                            Page
PART I.   Financial Information
          Item 1.  Unaudited Financial Statements                              3

          Condensed Balance Sheets (Unaudited) - June 30, 2004 and
          December 31, 2003                                                    3

          Condensed Statements of Operations (Unaudited) for the Three and
          Six Months Ended June 30, 2004 and 2003 and for the Period from
          January 13, 1986 (Inception) to June 30, 2004                        4

          Condensed Statements of Cash Flows (Unaudited) for the Three and
          Six Months Ended June 30, 2004 and 2003 and for the Period From
          January 13, 1986 (Inception) to June 30, 2004                        5

          Notes to Condensed Financial Statements                              6

          Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                7-9

          Item 3.  Controls and Procedures                                    10

PART II.  Other Information

          Item 2.  Changes in Securities                                      10

          Item 6.  Exhibits and Reports on Form 8-K                           10

          Signatures                                                          11

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



PATRIOT  INVESTMENT  CORPORATION
(A  DEVELOPMENT  STAGE  COMPANY)
CONDENSED  BALANCE  SHEETS
(UNAUDITED)


                                                       JUNE 30,    DECEMBER 31,
                                                         2004          2003
----------------------------------------------------  ----------  --------------

ASSETS

CURRENT ASSETS - CASH. . . . . . . . . . . . . . . .  $     312   $         410
----------------------------------------------------  ----------  --------------

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . .  $     312   $         410
----------------------------------------------------  ----------  --------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued expense. . . . . . . . . . . . . . . . . . .  $       -   $           -
Advance from officer/director. . . . . . . . . . . .      4,275           5,500
----------------------------------------------------  ----------  --------------

   TOTAL CURRENT LIABILITIES . . . . . . . . . . . .      4,275           5,500
----------------------------------------------------  ----------  --------------

STOCKHOLDERS' DEFICIT
Preferred Stock, $0.001 par value; 10,000,000 shares
authorized; no shares issued and outstanding . . . .          -               -
Common stock, $0.001 par value; 50,000,000 shares
authorized; 47,000,000 and 41,500,000 shares issued
and outstanding, respectively. . . . . . . . . . . .     47,000          41,500
Additional paid-in capital . . . . . . . . . . . . .    141,376         141,376
Deficit accumulated during the development stage . .   (192,339)       (187,966)
----------------------------------------------------  ----------  --------------

   TOTAL STOCKHOLDERS' DEFICIT . . . . . . . . . . .     (3,963)         (5,090)
----------------------------------------------------  ----------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT. . . . .  $     312   $         410
----------------------------------------------------  ----------  --------------


    The accompanying notes are an integral part of the financial statements.



PATRIOT  INVESTMENT  CORPORATION
(A  DEVELOPMENT  STAGE  COMPANY)
CONDENSED  STATEMENTS  OF  OPERATIONS
(UNAUDITED)

                                                                                             From January 13,
                                                                                              1986 (date of
                                                                                                inception)
                                          For the Three Months        For the Six Months         through
                                            Ended June 30,               Ended June 30,         June 30,
                                     --------------------------  --------------------------
                                         2004          2003          2004          2003           2004
-----------------------------------  ------------  ------------  ------------  ------------  ----------------

REVENUE . . . . . . . . . . . . . .  $         -   $         -   $         -   $         -   $             -
-----------------------------------  ------------  ------------  ------------  ------------  ----------------

GENERAL AND ADMINISTRATIVE EXPENSES        1,648         1,038         4,373         3,341            48,863

LOSS FROM DISCONTINUED OPERATIONS .            -             -             -             -           143,476
-----------------------------------  ------------  ------------  ------------  ------------  ----------------

NET LOSS. . . . . . . . . . . . . .  $    (1,648)  $    (1,038)  $    (4,373)  $    (3,341)  $      (192,339)
-----------------------------------  ------------  ------------  ------------  ------------  ----------------

BASIC AND DILUTED LOSS PER SHARE. .  $     (0.00)  $     (0.00)  $     (0.00)  $     (0.00)
-----------------------------------  ------------  ------------  ------------  ------------

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING. . . . . . . . .   45,247,253    41,500,000    43,373,626    41,500,000
-----------------------------------  ------------  ------------  ------------  ------------


    The accompanying notes are an integral part of the financial statements.



PATRIOT  INVESTMENT  CORPORATION
(A  DEVELOPMENT  STAGE  COMPANY)
CONDENSED  STATEMENTS  OF  CASHFLOWS
(UNAUDITED)


                                                                   From January 13,
                                                                    1986 (date of
                                              For the Six Months   inception) through
                                                 Ended June 30,        June 30,
                                                 2004      2003         2004
---------------------------------------------  ---------  --------  -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss. . . . . . . . . . . . . . . . . . .  $(4,373)  $(3,341)  $(192,339)
Adjustments to reconcile net loss to net cash
     used in operating activities:
     Accrued expense. . . . . . . . . . . . .        -     1,018           -
---------------------------------------------  ---------  --------  -----------------

NET CASH USED IN OPERATING ACTIVITIES . . . .   (4,373)   (2,323)   (192,339)
---------------------------------------------  ---------  --------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock. . . .        -         -     161,376
Advances from officer . . . . . . . . . . . .    4,275     3,000      31,275
---------------------------------------------  ---------  --------  -----------------

NET CASH PROVIDED BY FINANCING ACTIVITIES . .    4,275     3,000     192,651
---------------------------------------------  ---------  --------  -----------------

NET INCREASE (DECREASE) IN CASH . . . . . . .      (98)      677         312
---------------------------------------------  ---------  --------  -----------------

CASH AT BEGINNING OF PERIOD . . . . . . . . .      410        82           -
---------------------------------------------  ---------  --------  -----------------

CASH AT END OF PERIOD . . . . . . . . . . . .  $   312   $   759   $     312
---------------------------------------------  ---------  --------  -----------------


SUPPLEMENTAL  CASH  FLOW  INFORMATION
     NONCASH INVESTING AND FINANCING ACTIVITIES - On April 29, 2004, the Company issued 5,500,000 common shares to the Company's president in exchange for $5,500 in advances received from the officer and director.



    The accompanying notes are an integral part of the financial statements.

                         PATRIOT INVESTMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  1  -  CONDENSED  FINANCIAL  STATEMENTS

The accompanying condensed financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly, the financial position, results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's annual financial statements and notes thereto included in the Company's annual report on Form 10-KSB as of December 31, 2003. The results of operations for the six-month period ended
June 30, 2004 are not necessarily indicative of the operating results to be expected for the full year.

NOTE  2  -  ADVANCE  FROM  OFFICER/DIRECTOR

During the six-month period ended June 30, 2004, an officer/director of the Company advanced $4,275 to the Company. The advances are due on demand and have no provision for interest. Through December 31, 2003, the Company's officer and director had advanced $5,500. On April 29, 2004 the Company's officer and director was issued 5,500,000 shares of common restricted stock in exchange for these cash advances.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX-MONTH PERIODS ENDED JUNE 30, 2004 AND 2003

The  Company  has  not  generated  revenue  since inception on January 13, 1986.

The Company had general and administrative expenses of $1,648 during the three months ended June 30, 2004, resulting in a net loss of $1,648. During the same period in 2003, the Company experienced $1,038 in general and administrative expenses resulting in a net loss of $1,038. Expenses during the first six months of 2004 and 2003 were $4,373 and $3,341 respectively and consisted of general corporate administration, legal and professional fees, and accounting and auditing costs. Cumulative net loss from inception on January 13, 1986 through June 30, 2004 was $192,339.

LIQUIDITY  AND  CAPITAL  RESOURCES

At June 30, 2004, the Company's total assets consisted of $312 in cash. Liabilities at June 30, 2004 totaled $4,275 representing an advance from an officer. At December 31, 2003, the Company had total assets consisting of $410 in cash. Stockholders' deficit totaled $3,963 for the three months ended June 30, 2004 compared to total stockholders' deficit of $5,090 at December 31, 2003. The Company currently has 47,000,000 shares of common stock at $0.001 par value issued and outstanding

The Company has no material commitments for the next twelve months and believes that its current liquidity needs can be met with a combination of cash on hand and contributions from shareholders. In the past, the Company has relied on capital contributions from shareholders to supplement operating capital when necessary. The Company anticipates that it will receive sufficient contributions from shareholders to continue operations for at least the next twelve months. However, there are no agreements or understandings to this effect. Should the Company require additional capital, it may sell common stock, take loans from officers, directors or shareholders or enter into debt financing agreements.

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

PART  II  -  OTHER  INFORMATION

ITEM  2.  CHANGES  IN  SECURITIES.

On April 29, 2004 Bradley Shepherd, the Company's sole officer and director, was issued 5,500,000 shares of common restricted stock in exchange for cash advances totaling $5,500. The Company relied on Section 4(2) of the Securities Act of 1933 to effect the transaction. The shares were not issued in connection with any public offering and no commissions were paid on the transaction.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

No reports on Form 8-K were filed by Patriot Investment Corporation during the quarter ended June 30, 2004.


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

                                   PATRIOT  INVESTMENT  CORPORATION



Date:  August 4,  2004             By: /s/ Bradley  S.  Shepherd
                                   ------------------------------
                                   Bradley  S.  Shepherd
                                   Chief  Executive  Officer  and
                                   Chief  Financial  Officer