Form 10QSB
period 2004-09-30
PATRIOT INVESTMENT CORP
filed 2004-11-09
CIK 805729

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[ X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

(Issuer’s telephone number)

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

THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes ____  No ____

APPLICABLE ONLY TO CORPORATE ISSUERS

The aggregate number of shares issued and outstanding of the issuer’s common stock as of September 30, 2004 was 50,000,000 shares of $0.001par value.

Transitional Small Business Disclosure Format (Check one):

Yes [  ]  No [X]

PATRIOT INVESTMENT CORPORATION

(A Development Stage Company)

TABLE OF CONTENTS

Page

Part I

Financial Information

Item 1.  Unaudited Financial Statements

3

Condensed Balance Sheets (Unaudited) – September 30, 2004

  and December 31, 2003

3

Condensed Statements of Operations (Unaudited) for the

  Three and Nine Months Ended September 30, 2004 and 2003

  and for the Period from January 13, 1986 (Inception) to

  September 30, 2004

4

Condensed Statements of Cash Flows (Unaudited) for the

  Nine Months Ended September 30, 2004 and 2003 and for

  the Period From January 13, 1986 (Inception) to September

  30, 2004

5

Notes to the Condensed Financial Statements

6

Item 2.  Management’s Discussion and Analysis of Financial

Condition and Results of Operations

7-10

Item 3.  Controls and Procedures

10

Part II

Other Information

Item 2.  Changes in Securities

10

Item 6.  Exhibits and Reports on Form 8-K

11

Signatures

11

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

PATRIOT INVESTMENT CORPORATION
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2004	2003

ASSETS

Current Assets - Cash	$ 297	$ 410

Total Assets	$ 297	$ 410

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued expense	$ 788	$ -
Advance from officer/director	1,275	5,500

Total Current Liabilities	2,063	5,500

Stockholders' Deficit
Preferred Stock, $0.001 par value; 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares
authorized; 50,000,000 and 41,500,000 shares issued
and outstanding, respectively	50,000	41,500
Additional paid-in capital	141,376	141,376
Deficit accumulated during the development stage	(193,142)	(187,966)

Total Stockholders' Deficit	(1,766)	(5,090)

Total Liabilities and Stockholders' Deficit	$ 297	$ 410

The accompanying notes are an integral part of these financial statements.

PATRIOT INVESTMENT CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

					From January 13,
					1986 (date of
	For the Three Months		For the Nine Months		inception) through
	Ended September 30,		Ended September 30,		September 30,
	2004	2003	2004	2003	2004

Revenue	$ -	$ -	$ -	$ -	$ -

General and Administrative Expenses	803	960	5,176	4,301	49,666

Loss From Discontinued Operations	-	-	-	-	143,476

Net Loss	$ (803)	$ (960)	$ (5,176)	$ (4,301)	$ (193,142)

Basic and Diluted Loss Per Share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Shares Outstanding	47,000,000	41,500,000	44,591,241	41,500,000

The accompanying notes are an integral part of these financial statements.

PATRIOT INVESTMENT CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF CASHFLOWS
(Unaudited)

			From January 13,
			1986 (date of
	For the Nine Months		inception) through
	Ended September 30,		September 30,
	2004	2003	2004

Cash Flows From Operating Activities:
Net loss	$ (5,176)	$ (4,301)	$ (193,142)
Adjustments to reconcile net loss to net cash
used in operating activities:
Accrued expense	788	-	788

Net Cash Used in Operating Activities	(4,388)	(4,301)	(192,354)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	-	-	161,376
Advances from officer	4,275	5,000	31,275

Net Cash Provided by Financing Activities	4,275	5,000	192,651

Net Increase (Decrease) In Cash	(113)	699	297

Cash at Beginning of Period	410	82	-

Cash at End of Period	$ 297	$ 781	$ 297

Supplemental Cash Flow Information
Noncash Investing and Financing Activities - On April 29, 2004, the Company issued 5,500,000 common shares to the Company's president in exchange for $5,500 in advances received from the officer and director.
On September 30, 2004, the Company issued 3,000,000 common shares to the Company's president in exchange for $3,000 in advances received from the officer and director.

The accompanying notes are an integral part of these financial statements.

PATRIOT INVESTMENT CORPORATION

(A Development Stage Company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements are unaudited.  In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly, the financial position, results of operations and cash flows for the periods presented.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the Company’s annual financial statements and notes thereto included in the Company’s annual report on Form 10-KSB as of December 31, 2003.  The results of operations for the nine-month period ended September 30, 2004 are not necessarily indicative of the operating results to be expected for the full year.

NOTE 2 – ADVANCE FROM OFFICER/DIRECTOR

Through December 31, 2003 the Company’s officer and director had advanced the Company $5,500.  During the nine-month period ending September 30, 2004 the Company’s officer and director advanced the Company an additional $4,275.  On April 29, 2004 the Company’s officer and director was issued 5,500,000 shares of common restricted stock in exchange for cash advances.  On September 30, 2004 the Company’s officer and director was issued 3,000,000 shares of common restricted stock in exchange for cash advances.  As of September 30, 2004 the Company has a liability in the amount of $1,275 for cash advances.  The advances are due on demand and have no provision for interest.

ITEM 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operations

Safe Harbor for Forward-Looking Statements

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed under the “Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operations,” and also include general economic factors and conditions that may directly or indirectly impact the Company’s financial condition or results of operations.

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

In analyzing prospective business opportunities, management will consider the following factors:

•

available technical, financial and managerial resources;

•

working capital and other financial requirements;

•

the history of operations, if any;

•

prospects for the future;

•

the nature of present and expected competition;

•

the quality and experience of management services which may be available and the depth of the management;

•

the potential for further research, development or exploration;

•

the potential for growth and expansion;

•

the potential for profit;

•

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

We will generally ask to be provided with written materials regarding the business opportunity.  These materials may include the following:

•

descriptions of product, service and company history; management resumes;

•

financial information;

•

available projections with related assumptions upon which they are based;

•

an explanation of proprietary products and services;

•

evidence of existing patents, trademarks or service marks or rights thereto;

•

present and proposed forms of compensation to management;

•

a description of transactions between the prospective entity and its affiliates;

•

relevant analysis of risks and competitive conditions;

•

a financial plan of operation and estimated capital requirements;

•

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

Results of Operations for the Three and Nine-Month Periods Ended September 30, 2004 and 2003

The Company has not generated revenue since inception on January 13, 1986.

The Company had general and administrative expenses of $803 during the three months ended September 30, 2004, resulting in an equal net loss of $803. During the same period in 2003, the Company experienced $960 in general and administrative expenses resulting in an equal net loss of $960. Expenses during the first nine months of 2004 and 2003 were $5,176 and $4,301 respectively and consisted of general corporate administration, legal and professional fees, and accounting and auditing costs. Cumulative net loss from inception on January 13, 1986 through September 30, 2004 was $193,142.

Liquidity and Capital Resources

At September 30, 2004, the Company’s total assets consisted of $297 in cash.  Liabilities at September 30, 2004 totaled $2,063 and consisted of $788 in accrued expenses and $1,275 in an advance from Bradley S. Shepherd, our sole officer and director. At December 31, 2003, the Company had total assets consisting of $410 in cash and liabilities totaling $5,500 from an advance from Bradley S. Shepherd. Advances from our officers or directors are payable on demand and carry no interest. Stockholders' deficit totaled $1,766 for the nine months ended September 30, 2004 compared to total stockholders' deficit of $5,090 at December 31, 2003. The Company currently has 50,000,000 shares of common stock at $0.001 par value issued and outstanding.

The Company has no material commitments for the next twelve months. The Company has a capital deficit and its current liquidity needs cannot be met by cash on hand. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern. In the past, the Company has relied on capital contributions from shareholders to supplement operating capital when necessary.  The Company anticipates that it will receive sufficient contributions from shareholders to continue operations for at least the next twelve months.  However, there are no agreements or understandings to this effect.  Should the Company require additional capital, it may sell common stock, take loans from officers, directors or shareholders or enter into debt financing agreements.

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

PART II – OTHER INFORMATION

ITEM 2. Changes in Securities.

On April 29, 2004 Bradley S. Shepherd, the Company’s sole officer and director, was issued 5,500,000 shares of common restricted stock in exchange for cash advances totaling $5,500. The Company relied on Section 4(2) of the Securities Act of 1933 to effect the transaction. The shares were not issued in connection with any public offering and no commissions were paid on the transaction.

On September 30, 2004 Bradley S. Shepherd, the Company’s sole officer and director, was issued 3,000,000 shares of common restricted stock in exchange for cash advances totaling $3,000.  The Company relied on Section 4(2) of the Securities Act of 1933 to effect the transaction. The shares were not issued in connection with any public offering and no commissions were paid on the transaction. A Form 4 disclosing the change in beneficial ownership was filed late with SEC on October 20, 2004 pursuant to Section 16(a) of the Securities Exchange Act of 1934. The Form was required to have been filed on the second business day following the day on which the transaction resulting in a change in beneficial ownership was executed, in this case October 4, 2004. The Form 4 was filed late due to delays in the receipt of the EDGAR access codes for Mr. Shepherd.

ITEM 6.  Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by Patriot Investment Corporation during the quarter ended September 30, 2004.

Exhibit Number	Title	Location
31	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Patriot Investment Corporation

Date: November 5, 2004

/s/ Bradley S. Shepherd

Bradley S. Shepherd

Chief Executive Officer and

Chief Financial Officer

11