Form 10KSB
period 2004-12-31
PATRIOT INVESTMENT CORP
filed 2005-03-25
CIK 805729

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

(Mark One)

[ X ]

Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

Issuer’s telephone number, including area code: 801-566-6627

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

$.001 par value, common voting shares

(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]   No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [    ]

The issuer’s revenue for its most recent fiscal year was: $-0-

The issuer’s common stock is listed on the Over the Counter Bulletin Board under the symbol PTRT.  There was not an active market and no trading volume during fiscal 2004 and there has been no trading volume in 2005, therefore the aggregate market value of the issuer’s common stock held by non-affiliates at March 16, 2005 is deemed to be $-0-.

As of March 16, 2005, the issuer had 47,000,000 shares of its $.001 par value common stock outstanding.

Transitional Small Business Format:   Yes [   ]   No [ X ]

Documents incorporated by reference: none

FORM 10-KSB

PATRIOT INVESTMENT CORPORATION

INDEX

		Page
PART I	Item 1. Description of Business Item 2. Description of Property Item 3. Legal Proceedings Item 4. Submission of Matters to a Vote of Security Holders	3 5 5 5
PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Item 6.  Management’s Discussion and Analysis or Plan of Operation

Item 7.  Financial Statements

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Item 8A. Controls and Procedures

Item 8B.  Other Information

		5 6 6 6 7 7
PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10.  Executive Compensation

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Item 12.  Certain Relationships and Related Transactions

Item 13.  Exhibits and Reports on Form 8-K

Item 14.  Principal Accountant Fees and Services

		7 8 8 9 9 9
	Signatures	10

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

Methods of Participation of Acquisition

Management will review specific business and then select the most suitable opportunities based on legal structure or method of participation.  Such structures and methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures, other contractual arrangements, and may involve a reorganization, merger or consolidation transactions.  Management may act directly or indirectly through an interest in a partnership, corporation, or other form of organization.

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

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Our common stock is listed on the Over the Counter Bulletin Board ("OTCBB"), under the symbol "PTRT".  As of December 31, 2004, we had approximately 117 shareholders holding 47,000,000 shares of common stock.

CLOSING BID

CLOSING ASK

2004

High

Low

High

Low

First Quarter

.16

.15

.51

.51

Second Quarter

.16

.16

.51

.51

Third Quarter

.16

.15

.51

.35

Fourth Quarter

.15

.09

.35

.10

CLOSING BID

CLOSING ASK

2003

High

Low

High

Low

First Quarter

.12

.07

.30

.12

Second Quarter

.15

.12

.30

.30

Third Quarter

.15

.15

.30

.30

Fourth Quarter

.17

.15

1.01

.51

The above quotations, as provided by Pink Sheets, LLC, represent prices between dealers and do not include retail markup, markdown or commission.  In addition, these quotations do not represent actual transactions.

We have not paid, nor declared, any dividends since our inception and do not intend to declare any such dividends in the foreseeable future. Our ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that a corporation’s assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

Recent Sales of Unregistered Securities

During the year ended December 31, 2004, Bradley S. Shepherd, the Company’s sole officer and director, was issued 8,500,000 shares of common restricted stock in exchange for cash advances totaling $8,500. During the year ended December 31, 2004 the Company’s president returned 3,000,000 shares of common stock for $3,000 which was included with advances made by the president. The Company relied on Section 4(2) of the Securities Act of 1933 to effect the transaction. The shares were not issued in connection with any public offering and no commissions were paid on the transaction.

On December 20, 2002, we issued 9,500,000 common shares to our president as reimbursement for accrued advances of $9,500.  The shares were issued in reliance of the exemption provided by Section 4(2) of the Securities Act of 1933.  No underwriters were involved in the issuance, no public solicitations were made by the Company and no commissions were paid.

Item 6.  Management’s Discussion and Analysis or Plan of Operation.

Years Ended December 31, 2004 and 2003

We have negligible available cash on hand and have experienced losses since inception. We did not generate any revenues from operations during the years ended December 31, 2004 and 2003. Expenses during the year ended December 31, 2004 were $8,426 compared to expenses of $5,172 in 2003.  Expenses for both years consisted entirely of general and administrative expenses.  These expenses were due to professional, legal and accounting fees relating to our reporting requirements.

As a result of the foregoing factors, we realized a net loss of $8,426 for the year ended December 31, 2004, compared to a net loss of $5,172 for the year ended December 31, 2003.

Liquidity and Capital Resources

At December 31, 2004, we had $9 in available cash on hand and $8,025 in liabilities including $1,650 in accounts payable and $6,375 in advances from Bradley S. Shepherd our sole officer and director. This left us a working capital deficit of $8,016 at December 31, 2004.  At December 31, 2003, we had $410 cash in hand and $5,500 in advances from Bradley S. Shepherd leaving us a working capital deficit of $5,090.

We anticipate that our expenses for the next twelve months will be approximately $6,500.  In the past two years we have relied on advances from our president to cover our operating costs.   Management anticipates that we will receive sufficient advances from our president to meet our needs through the next 12 months.  However, there can be no assurances to that effect.  Our need for capital may change dramatically if we acquire an interest in a business opportunity during that period.  At present, we have no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that we will identify a business venture suitable for acquisition in the future.  Further, we cannot assure that we will be successful in consummating any acquisition on favorable terms or that we will be able to profitably manage any business venture we acquire.  Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

Our current operating plan is to continue searching for potential businesses, products, technologies and companies for acquisition and to handle the administrative and reporting requirements of a public company.  To demonstrate our commitment to maintaining ethical reporting and business practices, we adopted a Code of Ethics and Business Conduct and included it as an exhibit to our 2002 10-KSB filed March 26, 2003.

Item 7.  Financial Statements.

Our financial statements appear at the end of this report beginning with the Index to Financial Statements on page 11.

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

Item 8B. Other Information

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter, 2004 has been disclosed.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Positions	Since
Bradley S. Shepherd	44	Director, President, Secretary/Treasurer	February 1993
Todd Gee	45	Director	February 1993

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

Set forth below is certain biographical information regarding each of the Company's executive officers and directors:

Bradley S. Shepherd, Director, President, Secretary/Treasurer.  Mr. Shepherd is the owner and manager of Shepherd’s Allstar Lanes, Inc., a bowling center, restaurant, and lounge located in West Jordan, Utah.  After managing the business for three years, Mr. Shepherd purchased the business in June of 1993. Mr. Shepherd also manages and is trustee for the Roger L. Shepherd Family Trust, which owns and leases commercial office and warehouse buildings and residential properties in the Salt Lake City area.

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

Item 10.  Executive Compensation

Our officers and directors do not receive any compensation for services rendered, have not received such compensation in the past, and are not accruing any compensation pursuant to any agreement with our company.  Our officers and directors are reimbursed for expenses incurred on our behalf.  Our officers and directors will not receive any finder’s fee as a result of their efforts to implement the business plan outlined herein.  However, our officers and directors anticipate receiving benefits as beneficial shareholders of our common stock.

We have not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our employees.

Employment Contracts and Termination of Employment and Change in Control Arrangement.

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Executive Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person’s responsibilities following a change of control of the Company.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of December 31, 2004, the number and percentage of the 47,000,000 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address	Amount	Percentage
Bradley S. Shepherd (1) 6269 Jamestown Court Salt Lake City, UT 84121	44,930,000	95.6%
Todd Gee (1) 265 E. Hampton Avenue Salt Lake City, UT 84111	200,000	0.43%
Officers, Directors and Nominees as a Group: 2 people	45,130,000	96.03%

(1) Officer and/or director.

Item 12.  Certain Relationships and Related Transactions.

We utilize office space at the residence of Bradley Shepherd to conduct our activities at no charge.

For the years ended December 31, 2004 and 2003, the Company’s president advanced $9,375 and $5,500 to the Company, respectively. During the year ended December 31, 2004, the Company’s president was issued 8,500,000 shares of common restricted stock in exchange for cash advances received in the amount of $8,500.  During the year ended December 31, 2004 the Company’s president returned 3,000,000 shares of common stock for $3,000 which was included with advances made by the president.  Repayment of the 2004 and 2003 advances are due upon demand with no interest.

During the year ended December 31, 2002 our president advanced $6,000 to fund our operations.  The advance was payable on demand and carried no interest.

On December 20, 2002, we issued an additional 9,500,000 common shares to our president as reimbursement for accrued advances of $9,500.

Item 13.  Exhibits and Reports on Form 8-K.

(a)

  Exhibits

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller which was attached as Exhibit 99.1 to its 2002 Form 10KSB.  The Company will provide, at no cost, a copy of the Code of Ethics to any shareholder of the Company upon receiving a written request sent to the Company’s address shown on Page 1 of this report.

Exhibit 3(I)

Articles of Incorporation*

Exhibit 3(ii)

Bylaws*

Exhibit 14

Code of Ethics**

Exhibit 31.1

Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1

Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

(b)  Reports on Form 8-K.

There were no reports filed on Form 8-K during the period covered by this report.

* Incorporated by reference. Filed as exhibit to 10SB12G filed April 13, 1999

**Incorporated by reference. Filed as exhibit to 2002 10KSB filed March 26, 2003

***The Exhibit attached to this Form 10-KSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

Item 14. Principal Accountant Fees and Services

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of Patriot Investments’ annual financial statement and review of financial statements included in Patriot Investments’ 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $3,000 for fiscal year ended 2004 and $2,600 for fiscal year ended 2003.

Audit-Related Fees

There were no fees for other audit related services for fiscal year ended 2004.

Tax Fees

There were no fees for tax compliance, tax advice and tax planning for the fiscal years 2004 and 2003.

All Other Fees

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

Date: March 21, 2005

/s/ Bradley S. Shepherd

Bradley S. Shepherd

Chief Executive Officer and

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 21, 2005

/s/ Bradley S. Shepherd

Bradley S. Shepherd

Director

Date: March 21, 2005

/s/ Todd Gee

Todd Gee

Director

PATRIOT INVESTMENT CORPORATION

(A Development Stage Company)

TABLE OF CONTENTS

Page

Independent Auditors’ Report

12

Balance Sheets – December 31, 2004 and 2003

13

Statements of Operations for the Years Ended

  December 31, 2004 and 2003 and for the Period from

  January 13, 1986 (Inception) to December 31, 2004

14

Statement of Stockholders’ Equity (Deficit) for the Period

  From January 13, 1986 (Inception) Through December 31,

  2004, and the Years Ended December 31, 2004 and 2003

15

Statements of Cash Flows for the Years Ended December

  31, 2004 and 2003 and for the Period from January 13,

  1986 (Inception) to December 31, 2004

16

Notes to the Financial Statements

17

HANSEN, BARNETT & MAXWELL

A Professional Corporation

CERTIFIED PUBLIC ACCOUNTANTS

5 Triad Center, Suite 750

Salt Lake City, UT 84180-1128

Phone: (801) 532-2200

Fax: (801) 532-7944

www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Patriot Investment Corporation

We have audited the accompanying balance sheets of Patriot Investment Corporation (a development stage company) as of December 31, 2004 and 2003 and the related statements of operations, stockholders' deficit, and cash flows for the years then ended and the cumulative period from January 1, 1994 through December 31, 2004. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  The financial statements of Patriot Investment Corporation for the period from inception on January 13, 1986 through December 31, 1993 were audited by other auditors whose report dated January 15, 1995, expressed an unqualified opinion with an explanatory paragraph describing conditions that raised substantial doubt about its ability to continue as a going concern on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Patriot Investment Corporation as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, and for the period from January 13, 1986 through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Hansen, Barnett & Maxwell

         HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah

March 2, 2005

The accompanying notes are an integral part of these financial statements

The accompanying notes are an integral part of these financial statements

The accompanying notes are an integral part of these financial statements

The accompanying notes are an integral part of these financial statements

PATRIOT INVESTMENT CORPORATION

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization — The financial statements presented are those of Patriot Investment Corporation (a development stage company). The Company was incorporated under the laws of the State of Nevada on January 13, 1986. The Company was incorporated for the purpose of providing a vehicle, which could be used to raise capital and seek business opportunities, believed to hold a potential for profit. The Company has not presently identified a specific business area of direction that it will follow. Therefore, no principal operations have yet begun.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents — Cash equivalents include highly liquid short-term investments with original maturities of three months or less, readily convertible to known amounts of cash.

Basic and Diluted Loss Per Common Share — Loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution, which could occur if all contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. The Company has no potentially issueable shares.

Business Conditions — The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has little cash and has experienced losses from inception. Without realization of additional adequate financing, it would be unlikely for the company to pursue and realize its objectives. The Company intends to seek a merger with an existing operating company.  At the present time the companies president is funding the Company, however there is no assurance that this will be able to continue.

NOTE 2--RELATED PARTY TRANSACTION

For the years ended December 31, 2004 and 2003, the Company’s president advanced $9,375 and $5,500 to the Company, respectively. During the year ended December 31, 2004, the Company’s president was issued 8,500,000 shares of common restricted stock in exchange for cash advances received in the amount of $8,500.  During the year ended December 31, 2004 the Company’s president returned 3,000,000 shares of common stock for $3,000 which was included with advances made by the president.  Repayment of the 2004 and 2003 advances are due upon demand with no interest.

NOTE 3–INCOME TAXES

The components of the net deferred tax asset as of December 31, 2004 and 2003 are as follows:

	2004	2003
Tax Net Operating Loss Carry Forward	$ 66,773	$ 63,908
Valuation Allowance	(66,773)	(63,908)

Net Deferred Tax Asset	$ -	$ -

During the years ended December 31, 2004 and 2003, the valuation allowance increased $2,865 and $1,758, respectively.

As of December 31, 2004, the Company had net operating loss carry forwards for federal income tax reporting purposes of $196,392 that will expire between 2005 and 2025.

The following is a reconciliation of the income tax at the federal statutory tax rate with the provision of income taxes for the years ended December 31:

	2004	2003
Income tax benefit at statutory rate (34%)	$ (2,865)	$ (1,758)
Change in valuation allowance	2,865	1,758

Provision for Income Taxes	$ -	$ -