Form 10QSB
period 2005-03-31
PATRIOT INVESTMENT CORP
filed 2005-05-16
CIK 805729

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[ X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The aggregate number of shares issued and outstanding of the issuer’s common stock as of March 31, 2005 was 47,000,000 shares of $0.001par value.

Transitional Small Business Disclosure Format (Check one):  Yes [  ]  No [X]

PATRIOT INVESTMENT CORPORATION

(A Development Stage Company)

TABLE OF CONTENTS

Page

Part I

Financial Information

Item 1.  Unaudited Financial Statements

3

Condensed Balance Sheets (Unaudited) – March 31, 2005

  and December 31, 2004

3

Condensed Statements of Operations (Unaudited) for the

  Three Months Ended March 31, 2005 and 2004

  and for the Period from January 13, 1986 (Inception) to

  March 31, 2005

4

Condensed Statements of Cash Flows (Unaudited) for the

  Three Months Ended March 31, 2005 and 2004 and for

  the Period From January 13, 1986 (Inception) to March

  31, 2005

5

Notes to the Condensed Financial Statements

6

Item 2.  Management’s Discussion and Analysis of Financial

Condition and Results of Operations

7-10

Item 3.  Controls and Procedures

10

Part II

Other Information

Item 2.  Changes in Securities

10

Item 6.  Exhibits and Reports on Form 8-K

11

Signatures

12

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

PATRIOT INVESTMENT CORPORATION
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2005	2004

ASSETS

Current Assets – Cash	$ 9	$ 9

Total Assets	$ 9	$ 9

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued expense	$ 2,850	$ 1,650
Advance from officer/director	8,375	6,375

Total Current Liabilities	11,225	8,025

Stockholders' Deficit
Preferred Stock, $0.001 par value; 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares
authorized; 47,000,000 shares issued and outstanding	47,000	47,000
Additional paid-in capital	141,376	141,376
Deficit accumulated during the development stage	(199,592)	(196,392)

Total Stockholders' Deficit	(11,216)	(8,016)

Total Liabilities and Stockholders' Deficit	$ 9	$ 9

The accompanying notes are an integral part of these financial statements.

PATRIOT INVESTMENT CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

			From January 13,
			1986 (date of
	For the Three Months		inception) through
	Ended March 31,		March 31,
	2005	2004	2005

Revenue	$ -	$ -	$ -

General and Administrative Expenses	3,200	2,725	56,116

Loss From Discontinued Operations	-	-	143,476

Net Loss	$ (3,200)	$ (2,725)	$ (199,592)

Basic and Diluted Loss Per Share	$ (0.00)	$ (0.00)

Weighted Average Number of Shares Outstanding	47,000,000	41,500,000

The accompanying notes are an integral part of these financial statements.

PATRIOT INVESTMENT CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF CASHFLOWS
(Unaudited)

			From January 13,
			1986 (date of
	For the Three Months		inception) through
	Ended March 31,		March 31,
	2005	2004	2005

Cash Flows From Operating Activities:
Net loss	$ (3,200)	$ (2,725)	$ (199,592)
Adjustments to reconcile net loss to net cash
used in operating activities:
Accrued expense	1,200	2,420	2,850

Net Cash Used in Operating Activities	(2,000)	(305)	(196,742)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	-	-	161,376
Advances from officer	2,000	-	35,375

Net Cash Provided by Financing Activities	2,000	-	196,751

Net Increase (Decrease) In Cash	-	(305)	9

Cash at Beginning of Period	9	410	-

Cash at End of Period	$ 9	$ 105	$ 9

The accompanying notes are an integral part of these financial statements.

PATRIOT INVESTMENT CORPORATION

(A Development Stage Company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements are unaudited.  In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly, the financial position, results of operations and cash flows for the periods presented.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the Company’s annual financial statements and notes thereto included in the Company’s annual report on Form 10-KSB as of December 31, 2004.  The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the operating results to be expected for the full year.

NOTE 2 – ADVANCE FROM OFFICER/DIRECTOR

During the three-month period ending March 31, 2005 the Company’s officer and director had advanced the Company an addition $2,000.  As of March 31, 2005 the Company has a liability in the amount of $8,375 for cash advances.  The advances are due on demand and have no provision for interest.

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

Results of Operations for the Three-Month Periods Ended March 31, 2005 and 2004

The Company has not generated revenue since inception on January 13, 1986.

The Company had general and administrative expenses of $3,200 during the three months ended March 31, 2005, resulting in an equal net loss of $3,200. During the same period in 2004, the Company experienced $2,725 in general and administrative expenses resulting in an equal net loss of $2,725. Expenses during the first three months of 2005 and 2004 consisted of general corporate administration, legal and professional fees, and accounting and auditing costs. Cumulative net loss from inception on January 13, 1986 through March 31, 2005 was $199,592.

Liquidity and Capital Resources

At March 31, 2005, the Company’s total assets consisted of $9 in cash.  Liabilities at March 31, 2005 totaled $11,225 and consisted of $2,850 in accrued expenses and $8,375 in an advance from Bradley S. Shepherd, our sole officer and director. At December 31, 2004, the Company had total assets consisting of $9 in cash and liabilities totaling $8,025 consisting of $1,650 in accrued expenses, and $6,375 from an advance from Bradley S. Shepherd. Advances from our officers or directors are payable on demand and carry no interest. Stockholders' deficit totaled $11,216 for the three months ended March 31, 2005 compared to total stockholders' deficit of $8,016 at December 31, 2004. The Company currently has 47,000,000 shares of common stock at $0.001 par value issued and outstanding.

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

ITEM 6.  Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by Patriot Investment Corporation during the quarter ended March 31, 2005.

Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.

SEC Ref. No.

Title of Document

Location

1

 31.1

Certification of the Principal Executive Officer/

Principal Financial Officer pursuant to Section 302

of the Sarbanes-Oxley Act of 2002

Attached

2

 32.1

Certification of the Principal Executive Officer/

Principal Financial Officer pursuant to U.S.C.

Section 1350 as adopted pursuant to Section 906

of the Sarbanes-Oxley Act of 2002*

Attached

* The Exhibit attached to this Form 10-QSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Patriot Investment Corporation

Date: May 13, 2005

/s/ Bradley S. Shepherd

Bradley S. Shepherd

Chief Executive Officer and

Chief Financial Officer

12