Form 10QSB
period 2005-06-30
PATRIOT INVESTMENT CORP
filed 2005-08-08
CIK 805729

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[ X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The aggregate number of shares issued and outstanding of the issuer’s common stock as of June 30, 2005 was 47,000,000 shares of $0.001par value.

Transitional Small Business Disclosure Format (Check one):  Yes [  ]  No [X]

PATRIOT INVESTMENT CORPORATION

(A Development Stage Company)

TABLE OF CONTENTS

Page

Part I

Financial Information

Item 1.  Unaudited Financial Statements

3

Condensed Balance Sheets (Unaudited) – June 30, 2005

  and December 31, 2004

3

Condensed Statements of Operations (Unaudited) for the

  Three and Six Months Ended June 30, 2005 and 2004

  and for the Period from January 13, 1986 (Inception) to

  June 30, 2005

4

Condensed Statements of Cash Flows (Unaudited) for the

  Three and Six Months Ended June 30, 2005 and 2004 and for

  the Period From January 13, 1986 (Inception) to June 30, 2005

5

Notes to the Condensed Financial Statements

6

Item 2.  Management’s Discussion and Analysis of Financial

Condition and Results of Operations

7

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

PATRIOT INVESTMENT CORPORATION

(A Development Stage Company)

CONDENSED BALANCE SHEET

(Unaudited)

	June 30,	December 31,
	2005	2004

ASSETS

Current Assets – Cash	$ 59	$ 9

Total Assets	$ 59	$ 9

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	$ 920	$ 1,650
Advance from officer/director	11,475	6,375

Total Current Liabilities	12,395	8,025

Stockholders’ Deficit
Preferred Stock, $0.001 par value; 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares
authorized; 47,000,000 and 47,000,000 shares issued
and outstanding, respectively	47,000	47,000
Additional paid-in capital	141,376	141,376
Deficit accumulated during the development stage	(200,712)	(196,392)

Total Stockholders’ Deficit	(12,336)	(8,016)

Total Liabilities and Stockholders’ Deficit	$ 59	$ 9

The accompanying notes are an integral part of these financial statements.

PATRIOT INVESTMENT CORPORATION

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

					From January 13,
					1986 (date of
	For the Three Months		For the Six Months		inception) through
	Ended June 30,		Ended June 30,		June 30,
	2005	2004	2005	2004	2005

Revenue	$ -	$ -	$ -	$ -	$ -

General and Authorized Expenses	1,120	1,648	4,320	4,373	57,236

Loss From Discontinued Operations	-	-	-	-	143,476

Net Loss	$ (1,120)	$ (1,648)	$ (4,320)	$ (4,373)	$ (200,712)

Basic and Diluted Loss Per Share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Shares Outstanding	47,000,000	45,247,253	47,000,000	43,373,626

The accompanying notes are an integral part of these financial statements.

PATRIOT INVESTMENT CORPORATION

(A Development Stage Company)

CONDENSED STATEMENTS OF CASHFLOWS

(Unaudited)

			From January 13,
			1986 (date of
	For the Six Months		inception) through
	Ended June 30,		June 30,
	2005	2004	2005

Cash Flows From Operating Activities:
Net loss	$ (4,320)	$ (4,373)	$ (200,712)
Adjustments to reconcile net loss to net cash
used in operating activities:
Accrued expense	(730)	-	920

Net Cash Used in Operating Activities	(5,050)	(4,373)	(199,792)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	-	-	161,376
Advances from officer	5,100	4,275	38,475

Net Cash Provided by Financing Activities	5,100	4,275	199,851

Net Increase (Decrease) In Cash	50	(98)	59

Cash at Beginning of Period	9	410	-

Cash at End of Period	$ 59	$ 312	$ 59

The accompanying notes are an integral part of these financial statements.

PATRIOT INVESTMENT CORPORATION

(A Development Stage Company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly, the financial position, results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company’s annual financial statements and notes thereto included in the Company’s annual report on Form 10-KSB as of December 31, 2004. The results of operations for the six- month period ended June 30, 2005 are not necessarily indicative of the operating results to be expected for the full year.

NOTE 2 – ADVANCE FROM OFFICER/DIRECTOR

During the six- month period ended June 30, 2005, an officer/director of the Company advanced $5,100 to the Company. The advances are due on demand and have no provision for interest. Through June 30, 2005, the Company’s officer/director was owed $11,475.

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

Results of Operations for the Three and Six Month Periods Ended June 30, 2005 and 2004

The Company has not generated revenue since inception on January 13, 1986.

The Company had general and administrative expenses of $1,120 during the three months ended June 30, 2005, resulting in a net loss of $1,120.  During the same period in 2004, the Company experienced $1,648 in general and administrative expenses, resulting in a net loss of $1,648.  Expenses during the first six months of 2005 and 2004 were $4,320 and $4,373 respectively and consisted of general corporate administration, legal and professional fees, and accounting and auditing costs.  Cumulative net loss from inception on January 13, 1986 through June 30, 2005 was $200,712.

Liquidity and Capital Resources

At June 30, 2005, the Company’s total assets consisted of $59 in cash.  Liabilities at June 30, 2005 totaled $12,395 and consisted of $920 in accrued expenses and $11,475 in an advance from Bradley S. Shepherd, our sole officer and director. At December 31, 2004, the Company had total assets consisting of $9 in cash and liabilities totaling $8,025 consisting of $1,650 in accrued expenses, and $6,375 from an advance from Bradley S. Shepherd. Advances from our officers or directors are payable on demand and carry no interest. Stockholders' deficit totaled $12,336 for the six months ended June 30, 2005 compared to total stockholders' deficit of $8,016 at December 31, 2004. The Company currently has 47,000,000 shares of common stock at $0.001 par value issued and outstanding.

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

ITEM 6.  Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by Patriot Investment Corporation during the quarter ended June 30, 2005.

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

Date: August 8, 2005

/s/ Bradley S. Shepherd

Bradley S. Shepherd

Chief Executive Officer and

Chief Financial Officer

11