Form 10QSB
period 2005-09-30
PATRIOT INVESTMENT CORP
filed 2005-11-08
CIK 805729

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[ X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

The aggregate number of shares issued and outstanding of the issuer’s common stock as of September 30, 2005 was 47,000,000 shares of $0.001par value.

Transitional Small Business Disclosure Format (Check one):  Yes [  ]  No [X]

PATRIOT INVESTMENT CORPORATION

(A Development Stage Company)

TABLE OF CONTENTS

Page

Part I

Financial Information

Condensed Balance Sheets (Unaudited) – September 30, 2005

4

  and December 31, 2004

Condensed Statements of Operations (Unaudited) for the

5

  Three and Nine Months Ended September 30, 2005 and 2004

  and for the Period from January 13, 1986 (Inception) to

  September 30, 2005

Condensed Statements of Cash Flows (Unaudited) for the

6

  Nine Months Ended September 30, 2005 and 2004 and for

  the Period From January 13, 1986 (Inception) to September

  30, 2005

Notes to the Condensed Financial Statements

7

Item 2.  Management’s Discussion and Analysis of Financial

8

Condition and Results of Operations

Item 3.  Controls and Procedures

11

Part II

Other Information

Item 2.  Changes in Securities

11

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

See accompanying notes to condensed financial statements

See accompanying notes to condensed financial statements

See accompanying notes to condensed financial statements

PATRIOT INVESTMENT CORPORATION

(A Development Stage Company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements are unaudited.  In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly, the financial position, results of operations and cash flows for the periods presented.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the Company’s annual financial statements and notes thereto included in the Company’s annual report on Form 10-KSB as of December 31, 2004.  The results of operations for the nine-month period ended September 30, 2005 are not necessarily indicative of the operating results to be expected for the full year.

NOTE 2 – ADVANCE FROM OFFICER/DIRECTOR

During the nine-month period ended September 30, 2005, an officer/director of the Company advanced $7,600 to the Company.  The advances are due on demand and have no provision for interest.

Through September 30, 2005, the Company’s officer/director was owed $13,975.

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

Results of Operations for the Three and Nine Month Periods Ended June 30, 2005 and 2004

The Company has not generated revenue since inception on January 13, 1986.

The Company had general and administrative expenses of $2,747 during the three months ended Sept.  30, 2005, resulting in a net loss of $2,747.  During the same period in 2004, the Company experienced $803 in general and administrative expenses, resulting in a net loss of $803.  Expenses during the first nine months of 2005 and 2004 were $7,067 and $5,176 respectively and consisted of general corporate administration, legal and professional fees, and accounting and auditing costs.  Cumulative net loss from inception on January 13, 1986 through Sept.  30, 2005 was $203,459.

Liquidity and Capital Resources

At Sept. 30, 2005, the Company’s total assets consisted of $412 in cash.  Liabilities at Sept. 30, 2005 totaled $15,495 and consisted of $1,520 in accrued expenses and $13,975 in an advance from Bradley S. Shepherd, our sole officer and director. At December 31, 2004, the Company had total assets consisting of $9 in cash and liabilities totaling $8,025 consisting of $1,650 in accrued expenses, and $6,375 from an advance from Bradley S. Shepherd. Advances from our officers or directors are payable on demand and carry no interest. Stockholders' deficit totaled $15,083 for the nine months ended Sept. 30, 2005 compared to total stockholders' deficit of $8,016 at December 31, 2004. The Company currently has 47,000,000 shares of common stock at $0.001 par value issued and outstanding.

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

Date: November 8 2005

/s/ Bradley S. Shepherd

Bradley S. Shepherd

Chief Executive Officer and

Chief Financial Officer

12