Form 10KSB
period 2005-12-31
PATRIOT INVESTMENT CORP
filed 2006-03-30
CIK 805729

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-KSB	OMB APPROVAL OMB Number: 3235-0420 Expires: March 31, 2007 Estimated average burden Hours per response……1646

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number ___________________________________

PATRIOT INVESTMENT CORP.

(Name of small business issuer in its charter)

Nevada	87-0429748
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6269 Jamestown Court, Salt Lake City, Utah	84121
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number ( )

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

SEC 2337 (12-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.      ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                  Yes ☒     No ☐

State issuer’s revenues for its most recent fiscal year.

$ -0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

The issuer’s common stock is listed on the Over the Counter Bulletin Board under the symbol PTRT.  There was not an active market and no trading volume during fiscal 2005 and there has been no trading volume in 2006, therefore the aggregate market value of the issuer’s common stock held by non-affiliates at March 23, 2006 is deemed to be $-0-.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐     No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of March 28, 2006, there were 47,000,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes ☐ ; No ☒

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

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters.

Our common stock is listed on the Over the Counter Bulletin Board ("OTCBB"), under the symbol "PTRT".  As of March 28, 2006, we had approximately 117 shareholders holding 47,000,000 shares of common stock.

	CLOSING BID		CLOSING ASK
2004	High	Low	High	Low
First Quarter	.16	.15	.51	.51
Second Quarter	.16	.16	.51	.51
Third Quarter	.16	.15	.51	.35
Fourth Quarter	.15	.09	.35	.10

	CLOSING BID		CLOSING ASK
2005	High	Low	High	Low
First Quarter	.09	.09	.20	.18
Second Quarter	.09	.07	.18	.09
Third Quarter	.07	.07	.09	.09
Fourth Quarter	.07	.07	.09	.09

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

Item 6.

Management’s Discussion and Analysis or Plan of Operation.

Years Ended December 31, 2005 and 2004

We have $117 available cash on hand and have experienced losses since inception.  We did not generate any revenues form operations during the years ended December 31, 2005 and 2004.  Expenses during the year ended December 31, 2005 were $8,442 compared to expenses of $8,426 in 2004.  Expenses for both years consisted entirely of general and administrative expenses.  These expenses were due to professional, legal and accounting fees relating to our reporting requirements.

As a result of the foregoing factors, we realized a net loss of $8,442 for the year ended December 31, 2004, compared to a net loss of $8,426 for the year ended December 31, 2004.

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

Liquidity and Capital Resources

At December 31, 2005, we had $117 in available cash on hand and $16,575 in liabilities including $600 in accounts payable and $15,975 in advances from Bradley S. Shepherd our sole officer and a director. This left us a working capital deficit of $16,458 at December 31, 2005.

We anticipate that our expenses for the next twelve months will be approximately $8,500.  In the past two years we have relied on advances from our president to cover our operating costs.   Management anticipates that we will receive sufficient advances from our president to meet our needs through the next 12 months.  However, there can be no assurances to that effect.  Our need for capital may change dramatically if we acquire an interest in a business opportunity during that period.  At present, we have no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that we will identify a business venture suitable for acquisition in the future.  Further, we cannot assure that we will be successful in consummating any acquisition on favorable terms or that we will be able to profitably manage any business venture we acquire.  Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

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

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures.  The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company's "disclosure, controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e) as of the end of the period covered by this annual report (the "Evaluation Date").  Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure, controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

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

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Positions	Since

Bradley S. Shepherd	45	Director, President, Secretary/Treasurer	February 1993

Todd Gee	46	Director	February 1993

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

Compliance with Section 16

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of its equity securities to file reports of ownership and changes in their ownership on Forms 3, 4, and 5 with the Securities and Exchange Commission, and forward copies of such filings to the Company. Based on the copies of filings received by the Company during the most recent fiscal year the directors, officers, and beneficial owners of more than ten percent of the equity securities of the Company registered pursuant to Section 12 of the Exchange Act have filed on a timely basis all required Forms 3, 4, and 5 and any amendments thereto.

Item 10. Executive Compensation.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of March 28, 2006, the number and percentage of the 47,000,000 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

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

For the years ended December 31, 2005 and 2004, the Company’s president advanced $9,600 and $9,375 to the Company, respectively. During the year ended December 31, 2004 the Company’s president returned 3,000,000 shares of common stock for $3,000 which was included with advances made by the president.  Repayment of the 2005 and 2004 advances are due upon demand with no interest.

During the year ended December 31, 2002 our president advanced $6,000 to fund our operations.  The advance was payable on demand and carried no interest.

On December 20, 2002, we issued an additional 9,500,000 common shares to our president as reimbursement for accrued advances of $9,500.

Item 13.  Exhibits.

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

Item 14. Principal Accountant Fees and Services

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of Patriot Investments’ annual financial statement and review of financial statements included in Patriot Investments’ 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $3,000 for fiscal year ended 2004 and $3,000 for fiscal year ended 2005.

Audit-Related Fees

There were no fees for other audit related services for fiscal year ended 2004 and 2005.

Tax Fees

There were no fees for tax compliance, tax advice and tax planning for the fiscal years 2004 and 2005.

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

Date: March 29, 2006

/s/ Bradley S. Shepherd

Bradley S. Shepherd

Chief Executive Officer and

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 29, 2006

/s/ Bradley S. Shepherd

Bradley S. Shepherd

Director

Date: March 29, 2006

/s/ Todd Gee

Todd Gee

Director

PATRIOT INVESTMENT CORPORATION

(A Development Stage Company)

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

AND

FINANCIAL STATEMENTS

December 31, 2005 and 2004

HANSEN, BARNETT & MAXWELL

A Professional Corporation

CERTIFIED PUBLIC ACCOUNTANTS

PATRIOT INVESTMENT CORPORATION

(A Development Stage Company)

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-3

Balance Sheets – December 31, 2005 and 2004	F-4

Statements of Operations for the Years Ended
December 31, 2005 and 2004 and for the Period from
January 13, 1986 (Inception) to December 31, 2005	F-5

Statement of Stockholders’ Deficit for the Period
From January 13, 1986 (Inception) Through December 31,
2005, and the Years Ended December 31, 2005 and 2004	F-6

Statements of Cash Flows for the Years Ended December
31, 2005 and 2004 and for the Period from January 13,
1986 (Inception) to December 31, 2005	F-7

Notes to the Financial Statements	F-8

HANSEN, BARNETT & MAXWELL

A Professional Corporation

CERTIFIED PUBLIC ACCOUNTANTS

5 Triad Center, Suite 750

Salt Lake City, UT 84180-1128

Phone: (801) 532-2200

Fax: (801) 532-7944

www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Patriot Investment Corporation

We have audited the accompanying balance sheets of Patriot Investment Corporation (a development stage company) as of December 31, 2005 and 2004 and the related statements of operations, stockholders' deficit, and cash flows for the years then ended and the cumulative period from January 1, 1994 through December 31, 2005. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  The financial statements of Patriot Investment Corporation for the period from inception on January 13, 1986 through December 31, 1993 were audited by other auditors whose report dated January 15, 1995, expressed an unqualified opinion with an explanatory paragraph describing conditions that raised substantial doubt about its ability to continue as a going concern on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Patriot Investment Corporation as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, and for the period from January 13, 1986 through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

March 11, 2006

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

NOTE 2--RELATED PARTY TRANSACTION

For the years ended December 31, 2005 and 2004, the Company’s president advanced $9,600 and $9,375 to the Company, respectively. During the year ended December 31, 2004 the Company’s president returned 3,000,000 shares of common stock for $3,000 which was included with advances made by the president.  Repayment of the 2005 and 2004 advances are due upon demand with no stated interest.

NOTE 3–INCOME TAXES

The components of the net deferred tax asset as of December 31, 2005 and 2004 are as follows:

	2005	2004
Tax net operating loss carry forward	$69,644	$66,773
Valuation allowance	(69,644)	(66,773)

Net Deferred Tax Asset	$ —	$ —

During the years ended December 31, 2005 and 2004, the valuation allowance increased $2,871 and $2,865, respectively.

As of December 31, 2005, the Company had net operating loss carry forwards for federal income tax reporting purposes of $204,834 that will expire between 2006 and 2026.

The following is a reconciliation of the income tax at the federal statutory tax rate with the provision of income taxes for the years ended December 31:

	2005	2004
Income tax benefit at statutory rate (34%)	$(2,871)	$(2,865)
Change in valuation allowance	2,871	2,865

Provision for Income Taxes	$ —	$ —