Form 10QSB
period 2006-05-11
PATRIOT INVESTMENT CORP
filed 2006-05-12
CIK 805729

OMB APPROVAL OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden Hours per response . . . . 182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ______________ to _____________

Commission file number 0-25765

PATRIOT INVESTMENT CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	87-0429748
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6269 Jamestown Court, Salt Lake City, Utah 84121
(Address of principal executive offices)

(801)566-6627
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issues (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 13b-2 of the Exchange Act).   Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.   Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUES

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

47,000,000 shares, $0.001 par value issued and outstanding as of May 9, 2006

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

SEC2334(9-05) Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

PATRIOT INVESTMENT CORPORATION
(A Development Stage Company)

TABLE OF CONTENTS

Page
Part I Financial Information
Condensed Balance Sheets (Unaudited) - March 31, 2006 4 and December 31, 2005	4

Condensed Statements of Operations (Unaudited) for the 5 Three Months Ended March 31, 2006 and 2005 and for the Period from January 13, 1986 (Inception) to March 31, 2006	5

Condensed Statements of Cash Flows (Unaudited) for the 6 Three Months Ended March 31, 2006 and 2005 and for the Period From January 13, 1986 (Inception) to March 31, 2006	6

Notes to the Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Controls and Procedures	11

Part II Other Information

Item 6. Exhibits and Reports on Form 8-K	11

Signatures	11

PART I - FINANCIAL INFORMATION

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

PATRIOT INVESTMENT CORPORATION
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2006	2005

ASSETS

Current Assets - Cash	$102	$117

Total Assets	$102	$117

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued expense	$2,971	$600
Advance from officer/director	15,975	15,975

Total Current Liabilities	18,946	16,575

Stockholders' Deficit
Preferred Stock, $0.001 par value; 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares
authorized; 47,000,000 shares issued and outstanding	47,000	47,000
Additional paid-in capital	141,376	141,376
Deficit accumulated during the development stage	(207,220)	(204,834)

Total Stockholders' Deficit	(18,844)	(16,458)

Total Liabilities and Stockholders' Deficit	$102	$117

See accompanying notes to condensed financial statements

PATRIOT INVESTMENT CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

			From January 13,
			1986 (date of
	For the Three Months		inception) through
	Ended March 31,		March 31,
	2006	2005	2006

Revenue	$-	$-	$-

General and Administrative Expenses	2,386	3,200	63,744

Loss From Discontinued Operations	-	-	143,476

Net Loss	$(2,386)	$(3,200)	$(207,220)

Basic and Diluted Loss Per Share	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding	47,000,000	47,000,000

See accompanying notes to condensed financial statements

PATRIOT INVESTMENT CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF CASHFLOWS
(Unaudited)

			From January 13,
			1986 (date of
	For the Three Months		inception) through
	Ended March 31,		March 31,
	2006	2005	2006

Cash Flows From Operating Activities:
Net loss	$(2,386)	$(3,200)	$(207,220)
Adjustments to reconcile net loss to net cash
used in operating activities:
Accrued expense	2,371	1,200	2,971

Net Cash Used in Operating Activities	(15)	(2,000)	(204,249)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	-	-	161,376
Advances from officer	-	2,000	42,975

Net Cash Provided by Financing Activities	-	2,000	204,351

Net Increase (Decrease) In Cash	(15)	-	102

Cash at Beginning of Period	117	9	-

Cash at End of Period	$102	$9	$102

See accompanying notes to condensed financial statements

PATRIOT INVESTMENT CORPORATION
(A Development Stage Company)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly, the financial position, results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company’s annual financial statements and notes thereto included in the Company’s annual report on Form 10-KSB as of December 31, 2005. The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the operating results to be expected for the full year.

NOTE 2 - ADVANCE FROM OFFICER/DIRECTOR

During the three-month period ending March 31, 2006 the Company’s officer and director advanced no additional funds to the Company. As of March 31, 2006 the Company has a liability in the amount of $15,975 for cash advances. The advances are due on demand and have no provision for interest.

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

Results of Operations for the Three Month Periods Ended March 31, 2006 and 2005

The Company has not generated revenue since inception on January 13, 1986.

The Company had general and administrative expenses of $2,386 during the three months ended March 31, 2006, resulting in a net loss of $2,386. During the same period in 2005, the Company experienced $3,200 in general and administrative expenses, resulting in a net loss of $3,200. Expenses consisted of general corporate administration, legal and professional fees, and accounting and auditing costs. Cumulative net loss from inception on January 13, 1986 through March 31, 2006 was $207,220.

Liquidity and Capital Resources

At March 31, 2006, the Company’s total assets consisted of $102 in cash.  Liabilities at March 31, 2006 totaled $18,946 and consisted of $2,971 in accrued expenses and $15,975 in an advance from Bradley S. Shepherd, our sole officer and director. At December 31, 2005, the Company had total assets consisting of $117 in cash and liabilities totaling $16,575 consisting of $600 in accrued expenses, and $15,975 from an advance from Bradley S. Shepherd. Advances from our officers or directors are payable on demand and carry no interest. Stockholders' deficit totaled $18,844 for the three months ended March 31, 2006 compared to total stockholders' deficit of $16,458 at December 31, 2005. The Company currently has 47,000,000 shares of common stock at $0.001 par value issued and outstanding.

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

ITEM 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer/Chief Financial Officer has concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by Patriot Investment Corporation during the quarter ended March 31, 2006.

Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.	Title of Document	Location
31.1	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002	Attached

32.1	Certification of the Principal Executive Officer/Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

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

Date: May 10, 2006

/s/ Bradley S. Shepherd
Bradley S. Shepherd
Chief Executive Officer and
Chief Financial Officer