Form 10QSB
period 2006-09-30
PATRIOT INVESTMENT CORP
filed 2006-11-09
CIK 805729

OMB APPROVAL OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden Hours per response….182
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-QSB

 (Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

47,000,000 shares, $0.001 par value issued and outstanding as of November 6, 2006

Transitional Small Business Disclosure Format (Check one):  Yes ☐    No ☒

SEC2334(9-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

PATRIOT INVESTMENT CORPORATION

(A Development Stage Company)

TABLE OF CONTENTS

		Page

Part I	Financial Information

	Condensed Balance Sheets (Unaudited) – September 30, 2006	4
	and December 31, 2005

	Condensed Statements of Operations (Unaudited) for the	5
	Three and Nine Months Ended September 30, 2006 and 2005
	and for the Period from January 13, 1986 (Inception) to
	September 30, 2006

	Condensed Statements of Cash Flows (Unaudited) for the	6
	Three and Nine Months Ended September 30, 2006 and 2005 and for
	the Period From January 13, 1986 (Inception) to September 30, 2006

	Notes to the Condensed Financial Statements	7

	Item 2. Management’s Discussion and Analysis of Financial	8
	Condition and Results of Operations

	Item 3. Controls and Procedures	11

Part II	Other Information

	Item 6. Exhibits and Reports on Form 8-K	11

	Signatures	12

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

PATRIOT INVESTMENT CORPORATION
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2006	2005

ASSETS

Current Assets - Cash	$136	$117

Total Assets	$136	$117

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$550	$600
Advance from officer/director	21,075	15,975

Total Current Liabilities	21,625	16,575

Stockholders' Deficit
Preferred Stock, $0.001 par value; 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares
authorized; 47,000,000 and 47,000,000 shares issued
and outstanding, respectively	47,000	47,000
Additional paid-in capital	141,376	141,376
Deficit accumulated during the development stage	(209,865)	(204,834)

Total Stockholders' Deficit	(21,489)	(16,458)

Total Liabilities and Stockholders' Deficit	$136	$117

See accompanying notes to condensed financial statements

PATRIOT INVESTMENT CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

					From January 13,
					1986 (date of
	For the Three Months		For the Nine Months		inception) through
	Ended September 30,		Ended September 30,		September 30,
	2006	2005	2006	2005	2006

Revenue	$-	$-	$-	$-	$-

General and
Administrative Expenses	1,255	1,120	5,031	4,320	66,389

Loss From Discontinued
Operations	-	-	-	-	143,476

Net Loss	$(1,255)	$(1,120)	$(5,031)	$(4,320)	$(209,865)

Basic and Diluted
Loss Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number
of Shares Outstanding	47,000,000	47,000,000	47,000,000	47,000,000

See accompanying notes to condensed financial statements

PATRIOT INVESTMENT CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF CASHFLOWS
(Unaudited)

			From January 13,
			1986 (date of
	For the Nine Months		inception) through
	Ended September 30,		September 30,
	2006	2005	2006

Cash Flows From Operating Activities:
Net loss	$(5,031)	$(4,320)	$(209,865)
Adjustments to reconcile net loss to net cash
used in operating activities:
Accrued expense	(50)	(730)	550

Net Cash Used in Operating Activities	(5,081)	(5,050)	(209,315)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	-	-	161,376
Advances from officer	5,100	5,100	48,075

Net Cash Provided by Financing Activities	5,100	5,100	209,451

Net Increase (Decrease) In Cash	19	50	136

Cash at Beginning of Period	117	9	-

Cash at End of Period	$136	$59	$136

See accompanying notes to condensed financial statements

PATRIOT INVESTMENT CORPORATION

(A Development Stage Company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements are unaudited.  In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly, the financial position, results of operations and cash flows for the periods presented.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the Company’s annual financial statements and notes thereto included in the Company’s annual report on Form 10-KSB as of December 31, 2005. The results of operations for the three and nine month period ended September 30, 2006 are not necessarily indicative of the operating results to be expected for the full year.

NOTE 2 – ADVANCE FROM OFFICER/DIRECTOR

During the nine-month period ending September 30, 2006 the Company’s officer and director advanced $5,100 in additional funds to the Company.  As of September 30, 2006 the Company has a liability in the amount of $21,075 for cash advances.  The advances are due on demand and have no provision for interest.

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

Results of Operations for the Three and Nine Month Periods Ended September 30, 2006 and 2005

The Company has not generated revenue since inception on January 13, 1986.

The Company had general and administrative expenses of $1,255 during the three months ended September 30, 2006, resulting in a net loss of $1,255.  During the same period in 2005, the Company experienced $1,120 in general and administrative expenses, resulting in a net loss of $1,120.  For the nine months ended September 30, 2006 the company had $5,031 in general and administrative expenses resulting in $5,031 in a net loss compared to $4,320 in general and administrative expenses and net loss of $4,320 for the same period in 2005. Expenses consisted of general corporate administration, legal and professional fees, and accounting and auditing costs.  Cumulative net loss from inception on January 13, 1986 through September 30, 2006 was $209,865.

Liquidity and Capital Resources

At September 30, 2006, the Company’s total assets consisted of $136 in cash.  Liabilities at September 30, 2006 totaled $21,625 and consisted of accounts payable of $550 and $21,075 in an advance from Bradley S. Shepherd, our sole officer and director. At December 31, 2005, the Company had total assets consisting of $117 in cash and liabilities totaling $16,575 consisting of $600 in accrued expenses, and $15,975 from an advance from Bradley S. Shepherd. Advances from our officers or directors are payable on demand and carry no interest. Stockholders' deficit totaled $21,489 for the nine months ended September 30, 2006 compared to total stockholders' deficit of $16,458 at December 31, 2005. The Company currently has 47,000,000 shares of common stock at $0.001 par value issued and outstanding.

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

PART II – OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by Patriot Investment Corporation during the quarter ended September 30, 2006.

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

Patriot Investment Corporation

Date: November 9,  2006

/s/ Bradley Shepherd

Bradley S. Shepherd

Chief Executive Officer and

Chief Financial Officer