Form 10KSB
period 2006-12-31
PATRIOT INVESTMENT CORP
filed 2007-04-02
CIK 805729

OMB APPROVAL
SECURITIES AND EXCHANGE COMMISSION	OMB Number: 3235-0420
Washington, D.C. 20549	Expires: March 31, 2007
Form 10-KSB	Estimated average burden
Hours per response…1646

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Issuer’s telephone number (801)566-6627

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

The issuer’s common stock is listed on the Over the Counter Bulletin Board under the symbol PTRT.  There was not an active market and no trading volume during fiscal 2006 and there has been no trading volume in 2006, therefore the aggregate market value of the issuer’s common stock held by non-affiliates at March 19, 2006 is deemed to be $-0-.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of March 19, 2006, there were 47,000,000 shares of common stock issued and outstanding.

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

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

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

•

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

•

a financial plan of operation s and estimated capital requirements;

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

Item 3.  Legal Proceedings.

No legal proceedings are threatened or pending against Patriot or any of our officers or directors.  Further, none of our officers, directors or affiliates are parties against Patriot or have any material interests in actions that are adverse to our own.

Item 4.  Submission of Matters to a Vote of Securities Holders.

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters.

Our common stock is listed on the Over the Counter Bulletin Board ("OTCBB"), under the symbol "PTRT".  As of March 19, 2006, we had approximately 117 shareholders holding 47,000,000 shares of common stock.

	CLOSING BID		CLOSING ASK
2006	High	Low	High	Low

First Quarter	.07	.07	.25	.09
Second Quarter	.07	.07	.25	.25
Third Quarter	.08	.07	.25	.17
Fourth Quarter	.09	.08	.22	.22

	CLOSING BID		CLOSING ASK
2005	High	Low	High	Low

First Quarter	.09	.09	.20	.18
Second Quarter	.09	.07	.18	.09
Third Quarter	.07	.07	.09	.09
Fourth Quarter	.07	.07	.09	.09

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

Item 6.

Management’s Discussion and Analysis or Plan of Operation s ..

Years Ended December 31, 2006 and 2005

We have $121 available cash on hand and have experienced losses since inception.  We did not generate any revenues f ro m operations during the years ended December 31, 2006 and 2005.  Expenses during the year ended December 31, 2006 were $6,216 in general and administrative expenses and $1,437 in interest expense compared to  general and administrative expenses of $8,442 in 2005 with no interest expense.  The general and administrative expenses were primarily due to professional, legal and accounting fees relating to our reporting requirements.

As a result of the foregoing factors, we realized a net loss of $7,653 for the year ended December 31, 2006, compared to a net loss of $8,442 for the year ended December 31, 2005.

Liquidity and Capital Resources

At December 31, 2006, we had $121 in available cash on hand and $24,232 in liabilities including $1,720 in accounts payable, $1,437 in accrued interest and $21,075 in advances from Bradley S. Shepherd our officer and a director. This left us a working capital deficit of $24,111 at December 31, 2006.

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

Our current operating plan is to continue searching for potential businesses, products, technologies and companies for acquisition and to handle the administrative and reporting requirements of a public company.  To demonstrate our commitment to maintaining ethical reporting and business practices, we adopted a Code of Ethics and Business Conduct and included it as an exhibit to our 2002 Form 10-KSB filed March 26, 2003.

Item 7.  Financial Statements.

Our financial statements appear at the end of this report beginning with the Index to Financial Statements on page F-1.

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

(a)

Previous independent accountants

(i)

On February 7, 2007, the Company terminated its engagement of Hansen, Barnett & Maxwell, P.C. as the Company’s independent accountants.

(ii)

The audit reports of Hansen, Barnett & Maxwell, P.C. for the years ended December 31, 2004 and December 31, 2005 contained an opinion expressing substantial doubt as to ability to continue as a going concern.

(iii)

Those audit reports contained no other adverse opinion, disclaimer of opinion or modification of the opinion.

(iv)

Patriot’s Board of Directors participated in and approved the decision to change independent accountants.

(v)

In connection with its reviews of the interim periods until the date of dismissal, there have been no disagreements with Hansen, Barnett & Maxwell on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement if not resolved to the satisfaction of Hansen, Barnett & Maxwell, P.C. would have caused them to make reference thereto in their report on the financial statements.

During the Registrant’s two most recent fiscal years and through February 7, 2007, there were no disagreements with Hansen, Barnett & Maxwell, P.C. on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Hansen, Barnett & Maxwell, P.C., would have caused it to make reference to the subject matter of the disagreements in connection with its reports. None of the reportable events set forth in Item 304(a)(1)(iv)(B) of Regulation S-B occurred within the Registrant’s two most recent fiscal years nor through February 7, 2007.

(vi)

Patriot has requested that Hansen, Barnett & Maxwell, P.C. furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements.  A copy of such letter was filed as an exhibit to the form 8-K filed on February 9, 2007.

(b)

New Independent Accountants

On February 7, 2006, the board of directors voted to engage Michael J. Larsen, P.C., to audit its financial statements for the year ended December 31, 2006. Patriot has not consulted Michael J. Larsen, P.C., during the two most recent fiscal years regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that was rendered on the Patriot financial statements, and written reports and no oral advise was provided to Patriot by concluding there was an important factor to be considered by Patriot in reaching a decision as to an accounting, auditing or financial issue.  In the past two years Patriot has not consulted Michael J. Larsen, P.C., on any matter that was either the subject of a disagreement, as that term is defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304 (a)(1)(v) of Regulation S-K.

Item 8A. Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures.  The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company's "disclosure, controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e) as of the end of the period covered by this annual report (the "Evaluation Date").  Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure, controls and procedures are not effective, and does not provide them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

Due to the lack of sufficient accounting personnel and management’s lack of expertise in accounting, there was an ineffective segregation of duties and ineffective oversight in the preparation of the financial statements to prevent or detect errors. These significant deficiencies could result in material misstatements to annual or interim financial statements that would not be prevented or detected if left unremediated. Accordingly, management determined that these significant deficiencies constitute material weaknesses. Because of these material weaknesses, management believes that, as of December 31, 2006, we did not maintain effective internal control over financial reporting based on the criteria proposed by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management believes that the deficiencies discussed above present only a small and manageable risk of errors and misstatements in the financial statements and that the cost of remediating these deficiencies exceeds the benefits that would be obtained by such remediation. Management has therefore elected not to hire the additional personnel that would be required to remediate the deficiencies.

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

Item 8B. Other Information

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter, 2006 has been disclosed.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Positions	Since

Bradley S. Shepherd	46	Director, President, Secretary/Treasurer	February 1993

Todd Gee	47	Director	February 1993

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of March 19, 2006, the number and percentage of the 47,000,000 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address	Amount	Percentage
Bradley S. Shepherd (1) 6269 Jamestown Court Salt Lake City, UT 84121	44,930,000	95.6%

Todd Gee (1) 265 E. Hampton Avenue Salt Lake City, UT 84111	200,000	0.43%

Officers, Directors and Nominees as a Group: 2 people	45,130,000	96.02%

(1) Officer and/or director.

Item 12.  Certain Relationships and Related Transactions.

We utilize office space at the residence of Bradley Shepherd to conduct our activities at no charge.

For the year ended December 31, 2006, the Company’s president advanced $5,100 to the Company.  For the year ended December 31, 2005 and 2004, the Company’s president advanced $9,600 and $6,375 to the Company, respectively. During the year ended December 31, 2004 the Company’s president returned 3,000,000 shares of common stock for $3,000 which was included with advances made by the president.  Repayment of the 2006, 2005 and 2004 advances are due upon demand with interest at an annual rate of 8%.

Item 13.  Exhibits.

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller which was attached as Exhibit 99.2 to its 2002 Form 10KSB.  The Company will provide, at no cost, a copy of the Code of Ethics to any shareholder of the Company upon receiving a written request sent to the Company’s address shown on Page 1 of this report.

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

Item 14. Principal Accountant Fees and Services

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of Patriot Investments’ annual financial statement and review of financial statements included in Patriot Investments’ 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $2,750 for fiscal year ended 2006 and $3,000 for fiscal year ended 2005.

Audit-Related Fees

There were no fees for other audit related services for fiscal year ended 2006 and 2005.

Tax Fees

There were no fees for tax compliance, tax advice and tax planning for the fiscal years 2006 and 2005.

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

Date: April 2, 2007

/s/ Bradley S. Shepherd

Bradley S. Shepherd

Chief Executive Officer and

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 2, 2007

/s/Bradley S. Shepherd

Bradley S. Shepherd

Director

Date:  April 2, 2007

/s/ Todd Gee

Todd Gee

Director

PATRIOT INVESTMENT CORPORATION

(A Development Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2006

PATRIOT INVESTMENT CORPORATION

(A Development Stage Company)

CONTENTS

PAGE

Reports of Independent Registered Public Accounting Firms	F-3

Balance Sheet, December 31, 2006	F-5

Statements of Operations, for the years
ended December 31, 2006 and 2005
and from inception on January 13, 1986
through December 31, 2006	F-6

Statement of Stockholders' Deficit,
from inception on January 13, 1986
through December 31, 2006	F-7

Statements of Cash Flows, for the years
ended December 31, 2006 and 2005
and from inception on January 13, 1986
through December 31, 2006	F-9

Notes to Financial Statements	F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Patriot Investment Corporation

I have audited the accompanying balance sheet of Patriot Investment Corporation (a development stage company) as of December 31, 2006, and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2006.  These financial statements are the responsibility of the company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, I express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Patriot Investment Corporation as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has no revenue-generating activities, has a working capital deficit, and has incurred losses since inception, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Michael J. Larsen, PC

Salt Lake City, Utah

March 27, 2007

HANSEN, BARNETT & MAXWELL P.C.

A Professional Corporation

CERTIFIED PUBLIC ACCOUNTANTS

5 Triad Center, Suite 750

Salt Lake City, UT 84180-1128

Phone: (801) 532-2200

Fax: (801) 532-7944

www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Patriot Investment Corporation

We have audited the accompanying statements of operations, stockholders' deficit, and cash flows for the year ended December 31, 2005 and the cumulative period from January 13, 1986 through December 31, 2005 of Patriot Investment Corporation (a development stage company). These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  The financial statements of Patriot Investment Corporation for the period from inception on January 13, 1986 through December 31, 1993 were audited by other auditors whose report dated January 15, 1995, expressed an unqualified opinion with an explanatory paragraph describing conditions that raised substantial doubt about its ability to continue as a going concern on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of Patriot Investment Corporation operations and its cash flows for the year ended December 31, 2005, and for the period from January 13, 1986 through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Hansen, Barnett & Maxwell, P.C.

HANSEN, BARNETT & MAXWELL P.C.

Salt Lake City, Utah

March 11, 2006

PATRIOT INVESTMENT CORPORATION

(A Development Stage Company)

BALANCE SHEET

December 31,
2006

ASSETS

Current Assets - Cash	$121

Total Current Assets	121

Total Assets	$121

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$1,720
Accrued interest - loans from officer/shareholder	1,437
Loans from officer/shareholder	21,075

Total Current Liabilities	24,232

Stockholders' Deficit
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; no shares issued and outstanding	-
Common stock, $0.001 par value; 50,000,000 shares
authorized; 47,000,000 shares issued and outstanding	47,000
Additional paid-in capital	141,376
Deficit accumulated during the development stage	(212,487)

Total Stockholders' Deficit	(24,111)

Total Liabilities and Stockholders' Deficit	$121

The accompanying notes are an integral part of this financial statement.

PATRIOT INVESTMENT CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS

			From January 13,
			1986 (date of
			inception) through
	For the year ended December 31,		December 31,
	2006	2005	2006

Revenue	$-	$-	$-

General and Administrative Expenses	6,216	8,442	67,574

Loss from Operations	(6,216)	(8,442)	(67,574)

Other Expenses
Related party interest expense	(1,437)	-	(1,437)

Loss from Continuing Operations before Provision for Income Tax	(7,653)	(8,442)	(69,011)

Provision for Income Tax	-	-	-

Loss from Continuing Operations	(7,653)	(8,442)	(69,011)

Loss from Discontinued Operations	-	-	(143,476)

Net loss	$(7,653)	$(8,442)	$(212,487)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	47,000,000	47,000,000

The accompanying notes are an integral part of these financial statements.

PATRIOT INVESTMENT CORPORATION

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' DEFICIT

FROM THE DATE OF INCEPTION ON JANUARY 13, 1986

THROUGH DECEMBER 31, 2006

	Common Stock		Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total
	Shares	Amount
Balance at Inception
on January 13, 1986	-	$-	$-	$-	$-

Issuance of 600,000 shares to the
officers and directors for cash,
January, 1986, $0.025 per share	600,000	600	14,400	-	15,000
Issuance of 1,500,000 shares of
common stock to the public for cash,
January, 1986, $0.10 per share	1,500,000	1,500	148,500	-	150,000
Less deferred stock offering costs	-	-	(21,524)	-	(21,524)
Issuance of stock to officer for cash:
December, 1993, $.001 per share	5,000,000	5,000	-	-	5,000
July, 1995, $.001 per share	1,000,000	1,000	-	-	1,000
November, 1995, $.001 per share	100,000	100	-	-	100
December, 1995, $.001 per share	1,250,000	1,250	-	-	1,250
December, 1995, $.001 per share	1,750,000	1,750	-	-	1,750
December, 1995, $.001 per share	1,500,000	1,500	-	-	1,500
December, 1996, $.001 per share	2,300,000	2,300	-	-	2,300
December, 1997, $.001 per share	5,000,000	5,000	-	-	5,000
December, 1999, $.001 per share	5,000,000	5,000	-	-	5,000
September, 2001, $.001 per share	7,000,000	7,000	-	-	7,000
December, 2002, $.001 per share	9,500,000	9,500	-	-	9,500
Net loss from inception (January 13,
1986) through December 31, 2003	-	-	-	(187,966)	(187,966)

Balance - December 31, 2003	41,500,000	41,500	141,376	(187,966)	(5,090)

Issuance of stock to officer for cash:
April, $.001 per share	5,500,000	5,500	-	-	5,500
September, $.001 per share	3,000,000	3,000	-	-	3,000
Cancellation of common shares issued
September, $.001 per share	(3,000,000)	(3,000)	-	-	(3,000)

Net loss	-	-	-	(8,426)	(8,426)

Balance - December 31, 2004	47,000,000	$47,000	$141,376	$(196,392)	$(8,016)

The accompanying notes are an integral part of this financial statement.

PATRIOT INVESTMENT CORPORATION

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' DEFICIT

FROM THE DATE OF INCEPTION ON JANUARY 13, 1986

THROUGH DECEMBER 31, 2006

(Continued)

	Common Stock		Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total
	Shares	Amount
Balance - December 31, 2004	47,000,000	$47,000	$141,376	$(196,392)	$(8,016)

Net loss	-	-	-	(8,442)	(8,442)

Balance - December 31, 2005	47,000,000	47,000	141,376	(204,834)	(16,458)

Net loss for the year ended December 31, 2006	-	-	-	(7,653)	(7,653)

Balance - December 31, 2006	47,000,000	$47,000	$141,376	$(212,487)	$(24,111)

The accompanying notes are an integral part of this financial statement.

PATRIOT INVESTMENT CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			From January 13,
			1986 (date of
			inception) through
	For the year ended December 31,		December 31,
	2006	2005	2006

Cash Flows From Operating Activities
Net loss	$(7,653)	$(8,442)	$(212,487)
Adjustments to reconcile net loss to net cash
used in operating activities:
Increase (decrease) in accounts payable	1,120	(1,050)	1,720
Increase in accrued interest - loans from officer/shareholder	1,437	-	1,437

Net Cash Used in Operating Activities	(5,096)	(9,492)	(209,330)

Cash Flows From Investing Activities	-	-	-

Cash Flows From Financing Activities
Proceeds from issuance of common stock	-	-	161,376
Loans from officer/shareholder	5,100	9,600	48,075

Net Cash Provided by Financing Activities	5,100	9,600	209,451

Net Increase In Cash	4	108	121

Cash at Beginning of Period	117	9	-

Cash at End of Period	$121	$117	$121

The Company paid no income taxes or interest for the years ended December 31, 2006 and 2005. The Company had no non-cash investing or financing activities during the year ended December 31, 2006 and 2005.

The accompanying notes are an integral part of these financial statements.

PATRIOT INVESTMENT CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization — The financial statements presented are those of Patriot Investment Corporation, (the “Company”). The Company was incorporated under the laws of the State of Nevada on January 13, 1986. The Company was incorporated for the purpose of providing a vehicle, which could be used to raise capital and seek business opportunities, believed to hold a potential for profit. The Company has not presently identified a specific business area of direction that it will follow. The Company has not, thus far, commenced planned principal operations and is considered a development stage company as defined in SFAS No. 7.

Dividend Policy - The Company has not yet paid any dividends and has not adopted a policy regarding payment of dividends.

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

Fair Value of Financial Instrument – The carrying amount reported on the balance sheet for loans from officers and accrued interest approximate fair value because the underlying instruments are at interest rates that approximate current market rates.

Cash and Cash Equivalents — Cash equivalents include highly liquid short-term investments with original maturities of three months or less, readily convertible to known amounts of cash.

NOTE 2 – GOING CONCERN

The financial statements were prepared based on the Company being a going concern. However, as of December 31, 2006, the Company has no revenue-generating activities, has a working capital deficit, and has incurred losses since inception.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management intends to seek additional funding through equity and/or debt financing to assist the Company until profitable operations can be achieved.  There can be no assurance that such funds will be available to the Company or available on terms acceptable to the Company.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 - RELATED PARTY TRANSACTIONS

Bradley S. Shepherd, the Company’s president and a director owns 44,930,000 shares of common stock which represents 95.6% of the Company’s total issued and outstanding common stock.

We utilize the office at the residence of Bradley Shepherd as a mailing address at no charge.

For the years ended December 31, 2006 and 2005, Bradley Shepherd loaned $5,100 and $9,600 to the Company, respectively. The loans are due upon demand with interest at 8%.  At December 31, 2006, the Company owed Mr. Shepherd $21,075 and accrued interest of $1,437. The Company incurred $1,437 and zero, respectively, of interest expense related to these loans during the years ended December 31, 2006 and 2005.

Our officers and directors do not receive any compensation for services rendered, have not received such compensation in the past, and are not accruing any compensation pursuant to any agreement with the Company.

NOTE 4 – INCOME TAXES

The Company had no current or deferred taxes for the years ended December 31, 2006 and 2005.

Due to the uncertainties related to, among other things, the possible changes in the ownership of the Company, which could subject loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, management does not consider the realization of the deferred tax assets to be more likely than not and, accordingly, the Company offset the deferred tax asset by an equivalent valuation allowance and classified all deferred tax assets as non-current.

The components of the net deferred tax assets as of December 31, 2006 and 2005 are as follows:

	2006	2005
Tax net operating loss carry forward	$10,136	$9,204
Related party interest	216	-
Valuation allowance	(10,352)	(9,204)

Net Deferred Tax Asset	$-	$-

During the years ended December 31, 2006 and 2005, the valuation allowance increased $1,148 and $1,266, respectively.

As of December 31, 2006, the Company had net operating loss carry forwards for federal income tax reporting purposes of $67,573 that will expire from 2008 through 2026.

The following is a reconciliation of the income tax at the federal statutory tax rate with the provision of income taxes for the years ended December 31:

	2006	2005

Income tax benefit at statutory rate (15%)	$(1,148)	$(1,266)
Change in valuation allowance	1,148	1,266

Net Provision for Income Taxes	$-	$-