Form 10QSB
period 2007-03-31
PATRIOT INVESTMENT CORP
filed 2007-05-11
CIK 805729

OMB APPROVAL OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden Hours per response….182
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-QSB

 (Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.          N/A

APPLICABLE ONLY TO CORPORATE ISSUES

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

47,000,000 shares, $0.001 par value issued and outstanding as of April 30, 2007

Transitional Small Business Disclosure Format (Check one):  Yes  ☐    No ☒

PATRIOT INVESTMENT CORPORATION

Form 10-QSB for the Quarter ended March 31, 2007

Table of Contents

Part I - Financial Information

Page

Item 1.

Financial Statements

3

Item 2.  Management’s Discussion and Analysis or Plan of Operation

8

Item 3.  Controls and Procedures

10

Part II - Other Information

Item 1.

Legal Preeceedings

11

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

11

Item 3. Defaults on Senior Securities

11

Item 4.

Submission of Matters to a Vote of Security Holders

11

Item 5.

Other Information

11

Item 6.  Exhibits and Reports on Form 8-K

11

Signatures

12

PART I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements

PATRIOT INVESTMENT CORPORATION

(A Development Stage Company)

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2007	2006
Current Assets:
Cash	$126	$121
Total Current Assets	126	121
Total Assets	126	121

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$9,123	$1,720
Accrued interest - loans from officer/shareholder	1,916	1,437
Loans from officer/shareholder	24,575	21,075
Total Current Liabilities	35,614	24,232

Stockholders' Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares
authorized; 47,000,000 shares issued and outstanding	47,000	47,000
Additional paid-in capital	141,376	141,376
Deficit accumulated during the development stage	(223,864)	(212,487)
Total Stockholders' Deficit	(35,488)	(24,111)
Total Liabilities and Stockholders' Deficit	$126	$121

The accompanying notes are an integral part of these unaudited condensed financial statements.

PATRIOT INVESTMENT CORPORATION

(A Development Stage Company)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

			From Date of
			Inception on
	For the Three Months		January 13, 1986
	Ended March 31,		through March 31,
	2007	2006	2007

Revenue	$-	$-	$-

OPERATING EXPENSES:
General and administrative expenses	10,898	2,386	78,472

LOSS BEFORE OTHER EXPENSE	(10,898)	(2,386)	(78,472)

OTHER EXPENSES:
Related party interest expense	(479)	(315)	(1,916)

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(11,377)	(2,701)	(80,388)

PROVISION FOR INCOME TAXES	-	-	-

LOSS FROM CONTINUING OPERATIONS	(11,377)	(2,701)	(80,388)

LOSS FROM DISCONTINUED OPERATIONS	-	-	(143,476)

NET LOSS	$(11,377)	$(2,701)	$(223,864)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	47,000,000	47,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

PATRIOT INVESTMENT CORPORATION

(A Development Stage Company)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			From Date of
			Inception on
	For the Three Months		January 13, 1986
	Ended March 31,		through March 31,
	2007	2006	2007

Cash Flows From Operating Activities:
Net loss	$(11,377)	$(2,701)	$(223,864)
Adjustments to reconcile net loss to net cash
used in operating activities:
Increase in accounts payable	7,403	2,371	9,123
Increase in accrued interest - loans from
officer/shareholder	479	315	1,916
Net Cash Used in Operating Activities	(3,495)	(15)	(212,825)

Cash Flows From Investing Activities	-	-	-

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	-	-	161,376
Loans from officer/shareholder	3,500	-	51,575
Net Cash Provided by Financing Activities	3,500	-	212,951

Net Increase (Decrease) In Cash	5	(15)	126
Cash at Beginning of Period	121	117	-
Cash at End of Period	$126	$102	$126

The Company paid no income taxes or interest for the three months ended March 31, 2007 and 2006.  The Company had no non-cash investing or financing activities during the three months ended March 31, 2007 and 2006.

The accompanying notes are an integral part of these unaudited condensed financial statements.

PATRIOT INVESTMENT CORPORATION

(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) to present fairly, the financial position, results of operations and cash flows for the periods presented have been made.

Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2006 audited financial statements. The results of operations for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the operating results to be expected for the full year.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has incurred losses since inception and has no revenue-generating activities.  Further, the Company has current liabilities in excess of current assets.  These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management intends to seek additional funding through equity and/or debt financing to assist the Company until profitable operations can be achieved.  There can be no assurance that such funds will be available to the Company or available on terms acceptable to the Company.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 – LOANS FROM OFFICER/SHAREHOLDER

During the three months ending March 31, 2007, an officer/shareholder of the Company loaned $3,500 in additional funds to the Company.  As of March 31, 2007, the Company has liabilities in the amount of $24,575 for cash advances and accrued interest of $1,916.  The advances are due on demand with interest at 8%.  The Company incurred $479 and $315 of interest expense for the three months ended March 31, 2007 and 2006, respectively.

NOTE 4 – INCOME TAXES

The Company had no current or deferred taxes for the three months ended March 31, 2007 and 2006.

Due to the uncertainties related to, among other things, the possible changes in the ownership of the Company, which could subject loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, management does not consider the realization of the deferred tax assets to be more likely than not and, accordingly, the Company offset the deferred tax assets by an equivalent valuation allowance and classified all deferred tax assets as non-current.

The components of the net deferred tax asset as of March 31, 2007 are as follows:

2007
Tax net operating loss carry forward	$11,771
Related party interest	287
Valuation allowance	(12,058)

Net Deferred Tax Asset	$-

During the three months ended March 31, 2007 and 2006, the valuation allowance increased $1,706 and $405, respectively.

As of March 31, 2007, the Company had net operating loss carryforwards for federal income tax reporting purposes of $78,471 that will expire from 2008 through 2027.

The following is a reconciliation of the income tax at the federal statutory tax rate with the provision of income taxes for the three months ended March 31:

	2007	2006
Income tax benefit at statutory rate (15%)	$(1,706)	$(405)
Change in valuation allowance	1,706	405
Net Provision for Income Taxes	$-	$-

ITEM 2 – Management’s Discussion and Analysis or Plan of Operation

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

•

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

Procedures

As part of our investigation of business opportunities, officers and directors may meet personally with management and key personnel of the firm sponsoring the business opportunity.  We may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures.

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

Results of Operations for the Three-Month Periods Ended March 31, 2007 and 2006

The Company has not generated revenue since inception on January 13, 1986.

The Company had general and administrative expenses of $10,898 during the three months ended March 31, 2007, resulting in a net loss of $11,377.  During the same period in 2006, the Company experienced $2,386 in general and administrative expenses, resulting in a net loss of $2,701.  Expenses consisted of general corporate administration, legal and professional fees, and accounting and auditing costs.  Cumulative net loss from inception on January 13, 1986 through March 31, 2007 was $223,864.

Liquidity and Capital Resources

At March 31, 2007, the Company’s total assets consisted of $126 in cash.  Liabilities at March 31, 2007 totaled $35,614 and consisted of accounts payable of $9,123, accrued interest of $1,916, and $24,575 in loans from Bradley S. Shepherd, our sole officer and director. At December 31, 2006, the Company had total assets consisting of $121 in cash and liabilities totaling $24,232 consisting of $1,720 in accounts payable, $1,437 in accrued interest, and $21,075 in loans from Bradley S. Shepherd. Loans from our officers or directors are payable on demand with interest at 8%. Stockholders' deficit totaled $35,488 at March 31, 2007 compared to stockholders' deficit of $24,111 at December 31, 2006. The Company currently has 47,000,000 shares of common stock at $0.001 par value issued and outstanding.

The Company has no material commitments for the next twelve months. The Company has a capital deficit and its current liquidity needs cannot be met by cash on hand. This raises substantial doubt about the Company's ability to continue as a going concern. In the past, the Company has relied on capital contributions from shareholders to supplement operating capital when necessary.  The Company anticipates that it will receive sufficient contributions from shareholders to continue operations for at least the next twelve months.  However, there are no agreements or understandings to this effect.  Should the Company require additional capital, it may sell common stock, take additional loans from officers, directors or shareholders or enter into debt financing agreements.

ITEM 3 – Controls and Procedures

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

Due to the lack of sufficient accounting personnel and management’s lack of expertise in accounting, there was an ineffective segregation of duties and ineffective oversight in the preparation of the financial statements to prevent or detect errors. These significant deficiencies could result in material misstatements to annual or interim financial statements that would not be prevented or detected if left unremediated. Accordingly, management determined that these significant deficiencies constitute material weaknesses. Because of these material weaknesses, management believes that, as of March  31, 2007, we did not maintain effective internal control over financial reporting based on the criteria proposed by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management believes that the deficiencies discussed above present only a small and manageable risk of errors and misstatements in the financial statements and that the cost of remediating these deficiencies exceeds the benefits that would be obtained by such remediation. Management has therefore elected not to hire the additional personnel that would be required to remediate the deficiencies.

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

PART II – OTHER INFORMATION

Item 1 – Legal Preceedings

None.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults on Senior Securities

None.

Item 4 – Submission of Matters to a Vote of Security Holders

None.

Item 5 – Other Information

None.

Item 6 – Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by Patriot Investment Corporation during the quarter ended March 31, 2007.

Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit

SEC Ref. No.

Title of Document

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

Date:  May 10, 2007

/s/ Bradley S. Shepherd

Bradley S. Shepherd

Chief Executive Officer and

Chief Financial Officer

12