Form 10QSB
period 2007-06-30
PATRIOT INVESTMENT CORP
filed 2007-08-20
CIK 805729

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

☒           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2007

☐           Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Transition Period from _______ to _______

Commission File Number: 000-52749

PATRIOT INVESTMENT CORPORATION
(Exact name of small business issuer as specified in its charter)

NEVADA	87-0429748
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

c/o Harbin SenRun Forestry Development Co., Ltd.
Room 517, No. 18 Building
Nangangjizhoing District
Hi-Tech Development Zone
Harbin, Heilongjiang Province, People’s Republic of China
(Address of principal executive offices)

86-0451-87011257
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Shares of common stock outstanding as of June 26, 2007:    47,000,000

Shares of Series A Convertible Preferred Stock outstanding as of June 26, 2007:    10,000,000

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-QSB under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Financial Statements" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-QSB. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them.

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The consolidated financial statements of Patriot Investment Corporation and subsidiaries (collectively, the “Company”), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with December 31, 2006 audited financial statements of the Company and notes thereto as included in Company’s Form 8-K filed on July 2, 2007.

PATRIOT INVESTMENT CORPORATION AND SUBSIDIARIES
(A Development Stage Company)

INDEX TO JUNE 30, 2007 FINANCIAL STATEMENTS

PAGE

BALANCE SHEET (UNAUDITED)	4

STATEMENTS OF OPERATIONS (UNAUDITED)	5

STATEMENTS OF CASH FLOWS (UNAUDITED)	6

NOTES TO FINANCIAL STATEMENTS	7 - 11

PATRIOT INVESTMENT CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
BALANCE SHEET
(UNAUDITED)

June 30, 2007

ASSETS

Current Assets
Cash (Note 4)	$8,489
Prepaid expenses	8,309
Total Current Assets	16,798

Timberlands - net (Note 5)	784,781

Total Assets	$801,579

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued expenses	$3,473
Dividends Payable (Note 6)	576,690
Total Current Liabilities	580,163

Due to shareholders (Note 7)	555,965
Long term loan (Note 8)	262,743

Shareholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 10,000,000 shares issued and outstanding (Note 9)	10,000
Common stock, $0.001 par value; 50,000,000 shares authorized, 47,000,000 shares issued and outstanding (Note 9)	47,000
Additional Paid-in Capital	594,084
Deficit	(1,247,799)
Accumulated comprehensive income	(577)
Owners' equity	(597,292)
Total Liabilities and Owners' Equity	$801,579

See Notes to Financial Statements.

PATRIOT INVESTMENT CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Period August 2, 2004 (inception) to June 30,
	2007	2006	2007	2006	2007

Net sales	$--	$--	$--	$--	$64,397

Expenses
Salaries	2,361	1,665	4,697	3,293	15,915
Rent expense	1,075	342	2,138	342	4,553
Transportation	132	704	650	704	3,429
Travel	1,420	827	1,420	827	5,402
Amortization	3,943	--	7,844	--	10,367
Other expenses	15	4,937	1,032	4,994	44,743
Timberlands writedown	--	--	--	--	604,099
Total Expenses	8,946	8,475	17,781	10,160	688,508

Loss before provision for income tax, comprehensive income and minority interest	(8,946)	(8,475)	(17,781)	(10,160)	(624,111)

Income tax provision	--	--	--	--	--

Loss before comprehensive income	(8,946)	(8,475)	(17,781)	(10,160)	(624,111)

Foreign exchange gain (loss)	(228)	98	(284)	28	(577)

Net Income	$(9,174)	$(8,377)	$(18,065)	$(10,132)	$(624,688)

Basic and Fully Diluted Earnings per Share	$--	$--	$--	$--	n/a

Weighted average shares outstanding	47,000,000	47,000,000	47,000,000	47,000,000	n/a

See Notes to Financial Statements.

PATRIOT INVESTMENT CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,		For the Period August 2, 2004 (inception) to June 30,
	2007	2006	2007

Operating Activities:
Net Income	$(18,065)	$(10,132)	$(624,688)
Adjustments to reconcile net loss to net cash used by operations:
Impairment loss on timberlands	--	--	604,099
Amortization	7,844	#--	#10,367
Changes in operating assets and liabilities:
(Increase)/decrease in prepaid expenses	1,910	(12,040)	(8,309)
Increase/(decrease) in accrued expenses	843	667	3,473
Increase/(decrease) in tax payable	--	--	4,128.00
Net cash used by operating activities	(7,468)	(21,505)	(10,930)

Investing Activities:
Purchase of Timberland	--	(10,117)	(775,871)
Net cash (used) by investing activities	--	(10,117)	(775,871)

Financing Activities:
Proceeds from shareholder loans	13,137	15,829	555,703
Repay of loan to shareholders	--	--	(11,358)
Proceeds from long term loans	--	262,687	269,089
Repay of long term loans	--	--	(12,813)
Net cash provided by financing activities	13,137	278,516	800,621

Effect of exchange rate changes on cash	(3,762)	(164)	(5,331)

Increase(decrease) in cash	1,907	246,730	8,489
Cash at beginning of period	6,582	549	--
Cash at end of period	$8,489	$247,279	$8,489

Supplemental Cash Flow Information:
Interest received (paid) during the year	$--	$--	$--

Non-Cash Financing Activities:
Contribution of timberland for equity	$--	$--	$604,084

See Notes to Financial Statements.

PATRIOT INVESTMENT CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - ORGANIZATION AND BUSINESS BACKGROUND

Patriot Investment Corporation (the “Company” or “Patriot”) was incorporated under the laws of the State of Nevada on January 13, 1986. The Company is principally engaged in the growing and harvesting of timber and the manufacture and marketing of lumber in the People’s Republic of China (“PRC”) through its majority-owned subsidiaries, Jin Yuan Global Limited (“Jin Yuan”) and Harbin SenRun Forestry Development Co., Ltd. (“Harbin SenRun”).

Everwin Development Limited (“Everwin”) was incorporated on April 25, 2007 in the British Virgin Islands (“BVI”) under the BVI Business Companies Act, 2004. Jin Yuan was incorporated as a Hong Kong limited liability company on November 22, 2006. On May 25, 2007, Jin Yuan transferred its sole share capital to Everwin. Both Everwin and Jin Yuan were formed to facilitate a merger between a US company and a PRC business entity.

Harbin Senrun was incorporated as a company with limited liability in People’s Republic of China on August 2, 2004. Harbin SenRun is located in Harbin, Heilongjiang and principally engaged in the growing and harvesting of timber and the manufacture and marketing of lumber.  All of Harbin Senrun’s business is currently in the PRC.

On January 10, 2007, the majority shareholder of Harbin SenRun contributed 51% of the equity ownership in Harbin SenRun to Jin Yuan.

On March 10, 2007, Mr. Han Degong (the “Trustee”), citizen of the PRC and owner of 49% equity ownership interest in Harbin SenRun, executed Trust and Indemnity Agreements with Jin Yuan Global Limited, pursuant which the Trustee assigned to Jin Yuan Global Limited all of the beneficial interest in the Trustee’s equity ownership in Harbin SenRun. These arrangements have been undertaken solely to satisfy the PRC regulations, which prohibit foreign companies from owning or operating the forestry business in the PRC. Under the requirement of Financial Interpretation 46 (Revised) “Consolidation of Variable Interest Entities” issued by the Financial Accounting Standards Board (“FASB”), the Trust and Indemnity Agreements provided for effective control of 49% equity ownership interest in Harbin SenRun to be transferred to Jin Yuan Global Limited.

Through the transaction and agreements described in preceding paragraphs, Harbin SenRun is deemed a 100% subsidiary of Jin Yuan.

On June 26, 2007, under the terms of a Share Exchange Agreement, Everwin exchanged all share capital of Jin Yuan together with the sum of $610,000 for Patriot’s 10,000,000 restricted shares of Series A Convertible Preferred Stock, $.001par value. Patriot’s 10,000,000 shares of Series A Convertible Preferred Stock are convertible into 47,530,000 shares of Patriot’s common stock.

As a result of Share Exchange Agreement, the transaction was treated for accounting purposes as a recapitalization and reverse merger by the accounting acquirer (Harbin SenRun) and as a reorganization of the legal acquirer (Patriot). Accordingly, the financial statements include the following:

•
The balance sheet consists of the net assets of the acquirer at historical cost; and the statement of operations include the operations of the acquirer for the years presented and the operations of the acquiree from the date of the merger.

•	Patriot is considered to be a development stage company, as it has not generated substantial revenues from operations

Note 2 - GOING CONCERN

As of June 30, 2007, Harbin SenRun had incurred accumulated losses of $671,109 from operations since its inception and has limited operations. Patriot is actively pursuing additional funding and a potential merger or acquisition candidate and strategic partners, which would enhance owners’ investment. Management believes that the above actions will allow Patriot to continue operations through the current fiscal year.

PATRIOT INVESTMENT CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in U.S. dollars.

Use of Estimates

In preparing these financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the year reported. Actual results may differ from these estimates.

Revenue Recognition

Revenues are recognized when finished products are shipped to unaffiliated customers, both title and the risks and rewards of ownership are transferred or services have been rendered and accepted, and collectibility is reasonably assured.

Timberland

Timberland is stated at acquisition cost less accumulated amortization. Since private ownership of timberland is not allowed in the People’s Republic of China, the Company acquired the user right of timberland from the government. The user right is good for from 50 to 70 years and with the user right, the timber on the timberland is under the Company’s ownership. Amortization of the use right on timberland is primarily determined using the straight-line method over the useful life.

Related Parties

The caption "Due to shareholders" represents loans payable to equity owner due in May 2008. The use of the loan is restricted for the purchase of timberland and the interest is accrued based on 5% of the profit on the purchased timberland. The payment of principal and interest should be made on the due date of the loan. If the Company is in default on the loan, 12% of the principal will be accrued as interest and paid as well as principal in November 2008. Refer to Note 6.

Income Tax

Income tax expense is based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. In accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," these deferred taxes are measured by applying currently enacted tax laws.

The Company did not provide any current or deferred income tax provision or benefit for any period presented to date because there is no income from operations, with only minor timing differences with regard to the depreciation of fixed assets. Management has determined that any deferred tax asset or liability is inconsequential, and not material to the financial statements.

Foreign Currencies Translation

The functional currency of the Company is the Renminbi (“RMB”). The accompanying financial statements have been expressed in United States dollars, the reporting currency of the Company.  The balance sheet is translated into United States dollars based on the rates of exchange ruling at the balance sheet date. The statement of operations is translated using a weighted average rate for the period. Translation adjustments are reflected as accumulated comprehensive income in shareholders’ equity.

PATRIOT INVESTMENT CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The accounting provisions of FIN No.48 are effective for fiscal years beginning after December 15, 2006. The adoption of this Interpretation will have no impact on our financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of this standard will have no impact on our financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115, (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS No. 115”), applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective for the Company’s consolidated financial statements for the annual reporting period beginning after November 15, 2007. The Company is currently evaluating the impact of this new pronouncement on its consolidated financial statements.

Interim Financial Information

The unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows as at June 30, 2007, and 2006, have been included. Readers of these financial statements should note that the interim results for the six months period ended June 30, 2007, are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

Note 4 – CASH

Cash consists of the following:

June 30, 2007

Cash on hand	$7,215
Cash in bank	1,274
$8,489

Note 5 - TIMBERLANDS

Timberlands consist of the following:

Name	Effective Period	June 30, 2007

Ping Yang He Forestry Center	9/19/2004~2/9/2074	$--
Jiu Lien Forestry Center	11/2/2006~11/2/2055	255,233
Wei Xing Forestry Center	11/2/2006~11/2/2056	307,343
Mao Lin Forestry Center	11/2/2006~11/2/2057	232,801
		795,377
Less: Accumulated Amortization		10,596

		$784,781

PATRIOT INVESTMENT CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 6 - DIVIDENDS PAYABLE

Pursuant to the Share Exchange Agreement, on the Closing Date, June 26, 2007, the Company’s board of directors declared a special cash distribution in the aggregate amount of $576,690, or $0.01227 per share, payable on July 16, 2007 to the shareholders of record of the 47,000,000 issued and outstanding shares of the Company’s common stock on July 6, 2007.

Note 7 - DUE TO SHAREHOLDERS

Due to Shareholders consists of the following:

Name	June 30, 2007
Xia, Yongchuan	2,436
Han, Degong	$455
$2,891

Xia, Yongchuan had been the shareholder and CEO since November 22, 2006. On May 25, 2007, his share capital was transferred to Everwin.

Han, Degong has been a shareholder of Harbin SenRun since August 2, 2004.

The loan payable shareholder bears interest at 5% of the net income generated from timberland sales. The principal and interest is due May 15, 2008.  In the event of a default the principal plus 12% interest is due on November 15, 2008.

Note 8 - LONG TERM LOAN

Due to Shareholders consists of the following:

Debtor’s Name	June 30, 2007

Niu, Guiying	$262,743
$262,743

The long term loan is due April 19, 2008. The use of the loan is restricted for the purchase of timberland and the interest is accrued based on 5% of the net income generated from timberland sales on the principal will be accrued as and paid as well as the principal on October 19, 2008. In the event of a default the principal plus 12% interest is due on October 19, 2008.

Note 9 - PREFERRED AND COMMON STOCK

Pursuant to the Share Exchange Agreement, 10,000,000 shares of Series A Voting Convertible Preferred Stock were issued to Everwin in exchange for all outstanding share capital of Jin Yuan. The Preferred Stock is convertible into 47,530,000 shares of common stock at the option of the holder at any time after July 31, 2007 and is entitled to 4.753 votes per share.

In addition, Bradley Shepherd and Todd Gee delivered stock certificates representing 44,851,500 shares of the Company’s restricted common stock to the Company’s transfer agent with irrevocable instructions instructing the transfer agent to cancel such shares on the day following the payment date for the special cash distribution (see Note 6) and to issue in exchange for such shares 321,500 restricted shares of the Company’s common stock following the transactions contemplated by the Share Exchange Agreement. On June 30, 2007, since the special cash distribution has not been made, the number of total outstanding shares still remains 47,000,000 as it was before the closing under the Share Exchange Agreement.

PATRIOT INVESTMENT CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 10 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable are reasonable estimates of their value due to the short term maturity of these instruments.

Note 11 - GEOGRAPHIC INFORMATION

All of the Company's sales and all of the Company's long-lived assets are located in the PRC.

Note 12 - OPERATING RISK

Concentrations of credit risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents with high-quality institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand and therefore bear minimal risk.

Country risk

The Company has significant investments in the PRC. The operating results of the Company may be adversely affected by changes in the political and social conditions in the PRC and by changes in Chinese government policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. There can be no assurance; however, those changes in political and other conditions will not result in any adverse impact.

NOTE 13 - EMPLOYEE BENEFIT PLAN

Full time employees of the Company participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees' salaries. The total provisions for such employee benefits were $577 and $404 for the 6 months ended June 30, 2007 and 2006 respectively.

NOTE 14 - RESTRICTED RETAINED EARNINGS

Pursuant to the laws applicable to the PRC, PRC entities must make appropriations from after-tax profit to the non-distributable “statutory surplus reserve fund”. Subject to certain cumulative limits, the “statutory surplus reserve fund” requires annual appropriations of 10% of after-tax profit until the aggregated appropriations reach 50% of the registered capital (as determined under accounting principles generally accepted in the PRC ("PRC GAAP") at each year-end). For foreign invested enterprises and joint ventures in the PRC, annual appropriations should be made to the “reserve fund”. For foreign invested enterprises, the annual appropriation for the “reserve fund” cannot be less than 10% of after-tax profits until the aggregated appropriations reach 50% of the registered capital (as determined under PRC GAAP at each year-end). The Company did not make any appropriations to the reserve funds mentioned above due to lack of profit after tax since commencement of operations.

NOTE 15 - SUBSEQUENT EVENTS

On July 16, 2007, the special cash distribution was paid (see Note 6 and 9). On July 17, 2007, the date following the payment date of special cash distribution, Bradley Shepherd and Todd Gee’s stock certificates representing 44,851,500 shares of the Company’s restricted common stock were cancelled and 321,500 new restricted shares of the Company’s common stock were issued to them (see Note 9).

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

As used herein the terms "we", "us", "our," the “Registrant,” and the "Company" means, Patriot Investment Corporation, a Nevada corporation.

GENERAL DESCRIPTION OF BUSINESS

Introduction

The Registrant was originally incorporated in Nevada on January 13, 1986. Since inception, it has not had active business operations and is considered a development stage company. In 1993, the Registrant entered into an agreement with Bradley S. Shepherd in which Mr. Shepherd agreed to become an officer and director and use his best efforts to organize and update our books and records and to seek business opportunities for acquisition or participation. The acquisition of the share capital of Jin Yuan Global Limited, a corporation organized and existing under the laws of the Hong Kong SAR of the People’s Republic of China (“Hong Kong Jin Yuan”), was such an opportunity.

As a result of the consummation of the Share Exchange Agreement, dated June 26, 2007 (the “Share Exchange Agreement”), Hong Kong Jin Yuan became a wholly-owned subsidiary of the Registrant, and Harbin SenRun Forestry Development Co., Ltd., a corporation organized and existing under the laws of the People’s Republic of China (“Harbin SenRun”), became an indirect wholly-owned subsidiary of the Registrant. Harbin SenRun is a producer of forest products with approximately 1,561 hectares of State forest assets located mainly over the Small Xing An Mountains, Jin Yin County, and the Harbin Wu Chang District of Heilongjiang Province of Northern China.

Harbin SenRun was founded in 2004. It currently has a workforce of 8 full time employees, mainly in sales, administration and in supporting services. It recruits temporary part-time workers to carry out felling, cutting and forestry plantation and protection. Harbin SenRun believes it is in compliance with local prevailing wage, contractor licensing and insurance regulations, and has good relations with its employees.

Harbin SenRun engages in the business of conserving and managing forests and forest lands to provide a sustained supply of forest products, forest conditions, and other forest values desired by its position as a forest user.  Its primary operations are felling trees and selling the logs.

Harbin SenRun plans to expand into paper and pulp manufacturing over the next ten years, provided adequate funding is available. The company also plans to develop a service industry in its forests, providing hunting, fishing, boating, riding, mountaineering, exploration, photography and the like. Finally, subject to its receipt of additional capital, Harbin SenRun plans to invest $2.5 million in forest acquisition for the year 2007, $3.0 million in forest acquisition for the year 2008, and $4.0 million in forest resource management and for a forest acquisition program for the year 2009, with an additional $1.0 million to be invested for capital construction, nursery construction, equipment and other overhead.  Harbin SenRun will require substantial additional debt or equity capital in order to make such investments and fund such activities, and, as of the date hereof, Harbin SenRun has not entered into any agreement or arrangement for the provision of such funding and no assurances can be given that it will be successful in obtaining such funding.

Philosophy & Values

Since its inception, Harbin SenRun’s founders and management team have been committed to the philosophy of “the forest as an independent ecosystem,” and believe this focus will continue to help Harbin SenRun grow and develop as a strong and lasting enterprise.

Holding true to its values, Harbin SenRun treats the forest as a renewable resource, a sustainable resource, a storable resource, and a beneficial resource, yielding economic benefits, ecosystem benefits and social benefits. Management notes that the global forest products market grew by 5.3% in 2005 to reach a value of $283.7 billion.

Competition

Log Sales

There are no strong competitors to the Company in the Heilongjiang Province. The Company believes that any logging operation that might compete with Harbin SenRun produces products that are lesser in quality than the Company’s products. Moreover, most of these competitors produce products that are considered lower grade than the Company’s products. The Company’s logs include alley woods (20%), the highly demanded charcoal wood material used for construction materials (35%), and thick woods (45%).

Cellulose Fibers (Pulp) and Paper

Although the Company does not sell cellulose fibers or paper at this point in time, the Company has identified competitors.

The first one is Da Xing An Ling Sen Gong (Lin Ye) Ji Tuan Company Ltd., a company which is directly owned by the State Forestry Administration. This company manufactures and produces all forest products and some natural products, and is the manufacturing arm of the Central government. It has sales and distribution networks set up all over China. Its products cover the high-end as well as the low-end in terms of use and value. Logs, pulp and paper are primary offerings of the company.

A second competitor is Heilongjiang Yichun County Guang Ming Furniture Manufacturing Group. The group was organized in 1986 and now employs over 4,000 workers with 17 manufacturing facilities around Heilongjiang Province. Some of their wood products are exported to the overseas market.

A third competitor is BeiDaHuang ZhiYe. This company used to be a state owned enterprise which was set up in 1958, but in 2003 it was reorganized as a private company and its subsidiary was listed on the PRC stock market. Their pulp and paper manufacturing section has over 1,200 workers and annual output of over 14,000 tons of pulp and over 18,000 tons of paper.

A well known problem for a state owned or quasi-state owned enterprise in China is its inflexibility to react to market driven trends in production, manufacturing, timing of output, pricing and sales support. It is customary for employees of these companies not to embrace the risks associated with market driven changes and the globalization of the world market. In short, we believe they are not competitive with many smaller, more agile privately held companies.

Material Terms and Conditions of the Share Exchange Agreement

On June 26, 2007, the Registrant simultaneously entered into, and closed under, a Share Exchange Agreement, by and among the Registrant, Harbin SenRun, Bradley Shepherd, the President and majority shareholder of the Registrant (“Shepherd”), Everwin Development Ltd., a corporation organized under the laws of the British Virgin Islands (“Everwin”), and beneficial owner of 100% of the share capital of Hong Kong Jin Yuan, and the Jin Yuan Global Limited Trust, a Hong Kong trust created pursuant to a Declaration of Trust and a Trust and Indemnity Agreement dated March 10, 2007 (the “Jin Yuan Global Limited Trust”). The transactions contemplated by the Share Exchange Agreement are herein referred to as the “Share Exchange.” At the closing of the Share Exchange, Everwin transferred all of its share capital of Hong Kong Jin Yuan together with the sum of $610,000 in cash, plus $25,000 in proceeds of a cash deposit that was retained by the Registrant, to the Registrant in exchange for an aggregate of 10,000,000 shares of Series A Convertible Preferred Stock, which preferred shares are convertible into 47,530,000 shares of common stock of the Registrant, thus causing Hong Kong Jin Yuan to become a wholly-owned subsidiary of the Registrant and Harbin SenRun to become an indirect wholly-owned subsidiary of the Registrant.

In addition, pursuant to the terms and conditions of the Share Exchange Agreement:

•
On the Closing Date, the Registrant declared a cash dividend to the holders of its common stock in an amount equal to $ 0.01227 per share to holders of record on July 6, 2007, representing the cash payment received from Everwin less the outstanding liabilities of the Registrant which were to be paid off before the cash dividend was made.

•
After the dividend payment date on July 16, 2007, Shepherd will exchange 44,751,500 of his shares of common stock of the Registrant for 221,500 shares of common stock of the Registrant, and Todd Gee will exchange 100,000 of his shares for 100,000 shares of common stock, with Mr. Shepherd ending up owning 507,500 shares of common stock and Mr. Gee ending up owning 100,000 shares of common stock.

•
Following Shepherd’s exchange of shares, Everwin will convert its Series A Convertible Preferred Stock into 47,530,000 shares of common stock. This has not occurred as of the date of this Quarterly Report on Form 10-QSB.

•
Demand and piggy-back registration rights were granted to Everwin and piggy-back registration rights were granted to Messrs. Shepherd and Gee with respect to shares of the Company’s restricted common stock to be acquired by them following the closing.

•
Everwin agreed for a period of one year following the closing that it will not cause or permit the Registrant to effect any reverse stock splits or register more than 6,000,000 shares of the Registrant’s common stock pursuant to a registration statement on Form S-8.

•
On the Closing Date, the current officers of the Registrant resigned from such positions and the persons designed by Everwin were appointed as the officers of the Registrant, notably Chunman Zhang as CEO, CFO and Treasurer and Degong Han as President and Secretary, and Todd Gee resigned as a director of the Registrant and a person designated by Everwin was appointed to fill the vacancy created by such resignation, notably Man Ha.

•
On the Closing Date, Shepherd resigned from his position as a director effective upon the expiration of the ten day notice period required by Rule 14f-1, at which time two persons designated by Everwin will be appointed as directors of the Registrant, notably Degong Han and Kunlun Wang.  This notice period has expired and Shepherd has resigned, and Degong Han and Kunlun Wang were appointed as directors of the Registrant.

•	On the Closing Date, the Registrant paid and satisfied all of its “liabilities” as such term is defined by U.S. GAAP as of the closing.

As of the date of the Share Exchange Agreement there are no material relationships between the Registrant or any of its affiliates and Everwin, Hong Kong Jin Yuan or Harbin SenRun, other than in respect of the Share Exchange Agreement.

The foregoing description of the Share Exchange Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Share Exchange Agreement, which is attached as Exhibit 2.1 to a Current Report on Form 8-K, filed with the Commission on July 2, 2007, and which is incorporated herein by reference.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007

The following discussion should be read in conjunction with the financial statements included in this report and is qualified in its entirety by the foregoing.

FORWARD LOOKING STATEMENTS

Certain statements in this report, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis" and the Notes to Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are subject to certain events, risks and uncertainties that may be outside our control. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements.

CRITICAL ACCOUNTING POLICIES

For purposes of this section entitled “Critical Accounting Policies,” Harbin SenRun and Hong Kong Jin Yuan shall hereafter together be referred to as “Harbin SenRun.” During the preparation of the financial statements Harbin SenRun is required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, Harbin SenRun evaluates its estimates and judgments, including those related to sales, returns, pricing concessions, bad debts, inventories, investments, fixed assets, intangible assets, income taxes and other contingencies. Harbin SenRun bases its estimates on historical experience and on various other assumptions that it believes are reasonable under current conditions. Actual results may differ from these estimates under different assumptions or conditions.

In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policy,” Harbin SenRun identified the most critical accounting principals upon which its financial status depends. Harbin SenRun determined that those critical accounting principles are related to the use of estimates, inventory valuation, revenue recognition, income tax and impairment of intangibles and other long-lived assets. Harbin SenRun presents these accounting policies in the relevant sections in this management’s discussion and analysis, including the Recently Issued Accounting Pronouncements discussed below.

Revenue Recognition. Harbin SenRun recognizes sales when the revenue is realized or realizable, and has been earned, in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”. Harbin SenRun’s sales are related to sales of product. Revenue for product sales is recognized as risk and title to the product transfer to the customer, which usually occurs at the time shipment is made. Substantially all of Harbin SenRun’s products are sold FOB (“free on board”) shipping point. Title to the product passes when the product is delivered to the freight carrier.

Sales revenue represents the invoiced value of goods, net of a value-added tax (VAT). All of Harbin SenRun’s products that are sold in the China are subject to a Chinese value-added tax at a rate of 17% of the gross sales price or at a rate approved by the Chinese local government.  This VAT may be offset by VAT paid by Harbin SenRun on raw materials and other materials included in the cost of producing their finished product.

Accounts Receivable, Trade and Allowance for Doubtful Accounts. Harbin SenRun’s business operations are conducted in the People's Republic of China. During the normal course of business, Harbin SenRun extends unsecured credit to its customers. There is a zero balance for accounts receivable, trade outstanding at December 30, 2006 and 2005. Management reviews accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable. Since there is no balance for accounts receivable as of December 31, 2006 and 2005, no allowances for doubtful accounts were accrued.

Inventories. Inventories are stated at the lower of cost or market using the weighted average method. Harbin SenRun reviews its inventory on a regular basis for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence. As of December 31, 2006 and 2005, the Company has determined that no reserves are necessary.

Off-Balance Sheet Arrangements. Harbin SenRun has not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. Harbin SenRun has not entered into any derivative contracts that are indexed to Harbin SenRun’s shares and classified as shareholder’s equity or that are not reflected in Harbin SenRun’s financial statements. Furthermore, Harbin SenRun does not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. Harbin SenRun does not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to the Company or engages in leasing, hedging or research and development services with Harbin SenRun.

Inflation. Harbin SenRun believes that inflation has not had a material effect on its operations to date.

Income Taxes. Harbin SenRun has adopted Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109).  SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. Since Harbin SenRun had no operations within the United States there is no provision for US income taxes and there are no deferred tax amounts at December 31, 2006 and 2005. The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probably that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they related to income taxes levied by the same taxation authority and the Company intends to settle current tax assets and liabilities on a net basis.

Net Income / Loss

We had a net (loss) of $(18,065) and $(10,132) for the six months ended June 30, 2007 and 2006, respectively. The net (loss) in these periods was due primarily to operational expenses, which were $17,781 and $10,160 for the six months ended June 30, 2007 and 2006, respectively. It is also a function of having no revenues for the periods.

We had a net income (loss) of $(9,174) and $(8,377) for the three months ended June 30, 2007 and 2006, respectively. The net income (loss) in these periods was due primarily to operational expenses, which were $(8,946) and $(8,475) for the three months ended June 30, 2007 and 2006, respectively. It is also a function of having no revenues for the periods.

Revenue

We recorded revenues of zero for the six months ended June 30, 2007 and 2006, respectively. We also recorded zero revenues for the three months ended June 30, 2007 and 2006, respectively. This result is a function of the development stage of the Company and the lack of business during the periods. We note that we did have revenues of $64,397 for the period August 2, 2004 to June 30, 2007.

Cost of Goods Sold

Inasmuch as there were no goods sold during the three and six month periods ended June 30, 2007 and 2006, we incurred no cost of goods sold.

Expenses

Operating expenses for the six months ended June 30, 2007 and 2006 were $17,781 and $10,160, respectively. Operating expenses for the three months ended June 30, 2007 and 2006 were $8,946 and $8,475, respectively

Liquidity and Capital Resources

Net cash flows (used in) operating activities were $(7,468) and $(21,505) for the six months ended June 30, 2007 and 2006, respectively. This was primarily attributable to net (losses), which were $(18,065) and $(10,132) for the six months ended June 30, 2007 and 2006, respectively, offset by the non-cash charges for amortization during the six months ended June 30, 2007 in the amount of $7,844.

Net cash flows used in investing activities for the six months ending June 30, 2007 and 2006 were $-0- and $(10,117), respectively. The cash flows used in investing activities for the six months ended June 30, 2006 was primarily used for the purchase of timberland in the amount of $10,117.

Net cash flows provided by financing activities were $13,137 and $278,516 for the six months ended June 30, 2007, and 2006, respectively. This was mainly attributable to $13,137 in proceeds from shareholder loans for the six months ended June 30, 2007, and $15,829 proceeds from shareholders loans and $262,687 proceeds from long term loans for the six months ended June 30, 2006.

Overall, we have funded most of our cash needs from inception through June 30, 2007 with proceeds from shareholder loans.

On June 30, 2007, we had cash of $8,489 on hand. We anticipate raising funds through an equity or debt offering or with a strategic partner in order to enable us to continue operations.

ITEM 3. CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and its Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining our disclosure controls and procedures. Our controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any pending or threatened legal proceedings, in which we are involved. In addition, we are not aware of any pending or threatened legal proceedings in which entities affiliated with our officers, directors or beneficial owners are involved.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In connection with the Share Exchange, as of June 26, 2007, the Company issued to Everwin 10,000,000 shares of Series A Convertible Preferred Stock which was convertible into 47,530,000 shares of common stock in a transaction intended to be exempt from registration under the Securities Act pursuant to Regulation S. The consideration for the issuance of the shares of Series A Convertible Preferred Stock was the exchange by Everwin of 100% of the share capital of Hong Kong Jin Yuan and payment of the sum of $610,000 in cash, plus $25,000 in proceeds from a cash deposit that was retained by the Company. Pursuant to the exchange, Hong Kong Jin Yuan became a wholly owned subsidiary of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(1)	Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 18 of this Form 10-QSB, which is incorporated herein by reference.

   Reports on Form 8-K filed

(1)	None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

PATRIOT INVESMENT CORPORATION

Date: August 20, 2007	By:	/s/ Chunman Zhang
Chunman Zhang
CEO, CFO and Treasurer

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation of Patriot Investment Corporation (incorporated by reference from Exhibit 3 to Patriot Investment Corporation’s Form 10-SB12G filed with the Commission on April 13, 1999

3.2	By-laws of Patriot Investment Corporation (incorporated by reference from Exhibit 3 to Patriot Investment Corporation’s Form 10-SB12G filed with the Commission on April 13, 1999

31.1	Certification of Chief Executive Officer/Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002