Form 10QSB/A
period 2007-06-30
PATRIOT INVESTMENT CORP
filed 2007-11-14
CIK 805729

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB/A

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
Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes ☐ No☒

Shares of common stock outstanding as of November 13, 2007:  50,000,000

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

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Restatement of Previously Issued Financial Statements

The Company’s previously issued financial statements were revised to reflect a $635,000 capital contribution by the new stockholder of the Company that was deposited into an escrow account held by the transfer agent on June 26, 2007. This additional paid in capital was to be used to pay a dividend of $576,690 to the common shareholders of record July 6, 2007. The balance of $58,310 was used to pay expenses. Additionally, the dividend payable amount was originally charged to Accumulated Deficit account. Since there were no retained earnings, this charge was reclassified to Additional Paid in Capital. Management believes such restatement reflects the correction of any errors and omissions of material disclosures in the financials statements in accordance with SFAS 154: Accounting changes and error corrections (as amended).

The effects on the previously issued statements from the above are as follows, Cash-Restricted for Dividend Payment increased by $576,690 at June 30, 2007. Other expenses increased by $58,310 for the three and six months ended June 30, 2007 and the period from inception to June 30, 2007.

The effect on Stockholders’ Equity at June 30, 2007 for the previously issued financial statements was Additional Paid in Capital increased by $58,310 and Deficit decreased by $518,380.

There was no change to earnings per share for all periods presented.

PATRIOT INVESTMENT CORPORATION AND SUBSIDIARIES
(A Development Stage Company)

The consolidated financial statements of Patriot Investment Corporation and subsidiaries (collectively, the “Company”), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with December 31, 2006 audited financial statements of the Company and notes thereto as included in Company’s Form 8K filed on July 2, 2007.

PATRIOT INVESTMENT CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
BALANCE SHEET
(UNAUDITED)

June 30, 2007
(Restated)

ASSETS
Current Assets
Cash (Note 4)	$8,489
Cash- Restricted for Dividend Payment (Note 5)	576,690
Prepaid expenses	8,309
Total Current Assets	593,488

Timberlands - net (Note 6)	784,781

Total Assets	$1,378,269

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued expenses	$3,473
Dividends Payable (Note 7)	576,690
Total Current Liabilities	580,163

Due to shareholders (Note 8)	555,965
Long term loan (Note 9)	262,743

Shareholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 10,000,000 shares issued and outstanding (Note 10)	10,000
Common stock, $0.001 par value; 50,000,000 shares authorized, 47,000,000 shares issued and outstanding (Note 10)	47,000
Additional Paid-in Capital	652,394
Deficit	(729,419)
Accumulated comprehensive income	(577)
Owners' equity	(20,602)
Total Liabilities and Owners' Equity	$1,378,269

See Notes to Financial Statements.

PATRIOT INVESTMENT CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Period August 2, 2004 (inception) to June 30,
	2007	2006	2007	2006	2007
	(Restated)		(Restated)		(Restated)

Net Sales	$--	$--	$--	$--	$64,397

Expenses
Salaries	2,361	1,665	4,697	3,293	15,915
Rent expense	1,075	342	2,138	342	4,553
Transportation	132	704	650	704	3,429
Travel	1,420	827	1,420	827	5,402
Amortization	3,943	--	7,844	--	10,367
Other expenses	58,325	4,937	59,342	4,994	103,053
Timberlands writedown	--	--	--	--	604,099
Total Expenses	67,256	8,475	76,091	10,160	746,818

Loss before provision for income tax, comprehensive income and minority interest	(67,256)	(8,475)	(76,091)	(10,160)	(682,421)

Income tax provision	--	--	--	--	--

Loss before comprehensive income	(67,256)	(8,475)	(76,091)	(10,160)	(682,421)

Foreign exchange gain (loss)	(228)	98	(284)	28	(577)

Net Income	$(67,484)	$(8,377)	$(76,375)	$(10,132)	$(682,998)

Basic and Fully Diluted Earnings per Share	$--	$--	$--	$--

Weighted average shares outstanding	47,000,000	47,000,000	47,000,000	47,000,000

See Notes to Financial Statements.

PATRIOT INVESTMENT CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Year Ended June 30,		For the Period August 2, 2004 (inception) to June 30,
	2007	2006	2007
	(Restated)		(Restated)

Operating Activities
Net Income	$(76,375)	$(10,132)	$(682,998)
Adjustments to reconcile net loss to net cash used by operations:
Impairment loss on timberlands	-	-	604,099
Amortization	7,844	-	10,367
Changes in operating assets and liabilities:
(Increase)/decrease in prepaid expenses	1,910	(12,040)	(8,309)
Increase/(decrease) in accrued expenses	843	667	3,473
Increase/(decrease) in tax payable	-	-	4,128
Net cash used by operating activities	(65,778)	(21,505)	(69,240)

Investing Activities
Purchase of Timberland	-	(10,117)	(775,871)
Net cash (used) by investing activities	-	(10,117)	(775,871)

Financing Activities
Cash restricted for dividend payment	(576,690)		(576,690)
Proceeds from shareholder loans	13,137	15,829	555,703
Repay of loan to shareholders	-	-	(11,358)
Capital contribution	635,000	-	635,000
Proceeds from long term loans	-	262,687	269,089
Repay of long term loans	-	-	(12,813)
Net cash provided by financing activities	71,447	278,516	858,931

Effect of exchange rate changes on cash	(3,762)	(164)	(5,331)

Increase(decrease) in cash	1,907	246,730	8,489
Cash at beginning of period	6,582	549	-
Cash at end of period	$8,489	247,279	$8,489

Supplemental Cash Flow Information:
Interest received (paid) during the year	$-	$-	$-
Non-Cash Financing Activities:
Contribution of timberland for equity	$-	$-	$604,084

See Notes to Financial Statements.

PATRIOT INVESTMENT CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - ORGANIZATION AND BUSINESS BACKGROUND

Patriot Investment Corp., (the “Company” or “Patriot”) was incorporated under the law of the State of Nevada on January 13, 1986. The Company is principally engaged in the growing and harvesting of timber and the manufacture and marketing of lumber in the People’s Republic of China (“PRC”) through its majority-owned subsidiaries, Everwin Development Limited (“Everwin”) and Jin Yuan Global Limited (“Jin Yuan”).

Everwin was incorporated on April 25, 2007 in British Virgin Islands (“BVI”) under the BVI Business Companies Act, 2004. Jin Yuan was incorporated as a Hong Kong limited liability company on November 22, 2006. On May 25, 2007, Jin Yuan transferred its sole share to Everwin. Both Everwin and Jin Yuan were formed to facilitate a merger between a US company and a PRC business entity.

Harbin Senrun Forestry Development Limited (“Senrun”) was incorporated as a company with a limited liability in People’s Republic of China on August 2, 2004. The Company is located in Harbin, Heilongjiang and principally engaged in the growing and harvesting of timber and the manufacture and marketing of lumber. All Senrun’s business is currently in PRC.

On January 10, 2007, Jin Yuan acquired 51% of the equity ownership in Senrun.

On March 10, 2007, Mr. Han Degong (the “Trustee”), citizen of the PRC and totally owns a 49% equity ownership interest in the Company, executed Trust and Indemnity Agreements with Jin Yuan Global Limited, pursuant which the Trustee assigned to Jin Yuan Global Limited all of the beneficial interest in the Trustee’s equity ownership in the Company. These arrangements have been undertaken solely to satisfy the PRC regulations, which prohibits foreign companies from owning or operating the forestry business in the PRC. Under the requirement of Financial Interpretation 46 (Revised) “Consolidation of Variable Interest Entities” issued by the Financial Accounting Standards Board (“FASB”), the Agreement provided for effective control of 49% equity ownership interest in the Company to be transferred to Jin Yuan Global Limited.

Through the transaction and agreement described in preceding paragraphs, Senrun is deemed a 100% subsidiary of Jin Yuan.

On June 26, 2007, under the terms Share Exchange Agreement, Everwin exchanged all share capital of Jin Yuan together with the sum of $635,000 for the Company’s 10,000,000 restricted shares of Series A Convertible Preferred Stock, $.001par value. The Company’s 10,000,000 shares of Preferred Stock are convertible into 47,530,000 shares of the Company’s common stock.

As a result of Share Exchange Agreement, the transaction was treated for accounting purposes as a recapitalization and reverse merger by the accounting acquirer (Senrun) and as a reorganization of the legal acquirer (Patriot). Accordingly, the financial statements include the following:

The balance sheet consists of the net assets of the acquirer at historical cost; and

The statement of operations include the operations of the acquirer for the years presented and the operations of the acquiree from the date of the merger.

The Company is considered to be a development stage company, as it has not generated substantial revenues from operations

Note 2 - GOING CONCERN

As of June 30, 2007, the Company had incurred accumulated losses of $671,109 from operations since its inception and has limited operations. The Company is actively pursuing additional funding and a potential merger or acquisition candidate and strategic partners, which would enhance owners’ investment. Management believes that the above actions will allow the Company to continue operations through the current fiscal year.

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

Related Parties

The caption "Due to shareholders" represents loans payable to equity owner due in May 2008. The use of the loan is restricted for the purchase of timberland and the interest is accrued based on 5% of the profit on the purchased timberland. The payment of principal and interest should be made on the due date of the loan. If the Company is in default on the loan, 12% of the principal will be accrued as interest and paid as well as principal in November 2008. Refer to Note 7.

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

New Accounting Pronouncements

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

Note 4 - CASH

Cash consists of the following:

June 30, 2007

Cash on hand	$7,215
Cash in bank	1,274
$8,489

Note 5 - RESTRICTED CASH

Restricted cash of $576,690 represents cash held in escrow at the transfer agent for a dividend payment in July 2007.

Note 6 - TIMBERLANDS

Timberlands consist of the following:

Name	Effective Period	June 30, 2007

Ping Yang He Forestry Center*	9/19/2004~2/9/2074	$--
Jiu Lien Forestry Center	11/2/2006~11/2/2055	255,233
Wei Xing Forestry Center	11/2/2006~11/2/2056	307,343
Mao Lin Forestry Center	11/2/2006~11/2/2057	232,801
		795,377
Less: Accumulated Amortization		10,596
		$784,781

*Ping Yang He Forestry Center was contributed by the shareholder valued at $604,084 as the Senrun’s registered capital. For reporting purpose, the timberland was subsequently written down to zero value because there was no cost associated with this contributed assets.

Note 7 - DIVIDENDS PAYABLE

Pursuant to the Share Exchange Agreement, on the Closing Date, Jun 26, 2007, the Company’s board of directors declared a special cash distribution in the aggregate amount of $576,690, or $0.01227 per share, payable on July 16, 2007 to the shareholders of record of the 47,000,000 issued and outstanding shares of the Company’s common stock on July 6, 2007.

PATRIOT INVESTMENT CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 8 - DUE TO SHAREHOLDERS

Due to Shareholders consists of the following:

Name	June 30, 2007
Man Ha	2,436
Han, Degong	$553,529
$555,965

Man Ha had been the sole shareholder of Everwin since Apr 25, 2007.

Han, Degong has been a shareholder of Senrun since August 2, 2004.

The loan payable to man Ha is due from interest and without any term of repayment.

The loan payable to Han, Degong bears interest at 5% of the net income generated from timberland sales. The principal and interest is due May 15, 2008.  In the event of a default the principal plus 12% interest is due on November 15, 2008.

Note 9 - LONG TERM LOAN

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

Note 10 - PREFERRED AND COMMON STOCK

Pursuant to the Share Exchange Agreement, 10,000,000 shares of Series A Voting Convertible Preferred Stock were issued to Everwin in exchange for all outstanding share capital of Jin Yuan. The Preferred Stock is convertible into 47,530,000 shares of common stock at the option of the holder at any time after July 31, 2007 and is entitled to 4.753 votes per share.

In addition, Bradley Shepherd and Todd Gee delivered stock certificates representing 44,851,500 shares of the Company’s restricted common stock to the Company’s transfer agent with irrevocable instructions instructing the transfer agent to cancel such shares on the day following the payment date for the special cash distribution (see Note 6) and to issue in exchange for such shares 321,500 restricted shares of the Company’s common stock following the transactions contemplated by the Stock Purchase Agreement On Jun 30, 2007, since the special cash distribution has not been made, the number of total outstanding shares still remains 47,000,000 as it was before the  Share Exchange Agreement.

Note 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable are reasonable estimates of their value due to the short term maturity of these instruments.

Note 12 - GEOGRAPHIC INFORMATION

All of the Company's sales and all of the Company's long-lived assets are located in the PRC.

PATRIOT INVESTMENT CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 13 - OPERATING RISK

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

NOTE 14 - EMPLOYEE BENEFIT PLAN

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

NOTE 15 - RESTRICTED RETAINED EARNINGS

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

NOTE 16 - SUBSEQUENT EVENTS

On July 16, 2007, the special cash distribution was paid (see Note 6 and 9). On July 17, 2007, the date following the payment date of special cash distribution, Bradley Shepherd and Todd Gee’s stock certificates representing 44,851,500 shares of the Company’s restricted common stock were cancelled and 321,500 new restricted shares of the Company’s common stock were issued to them (see Note 9).

NOTE 17 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company’s previously issued financial statements were revised to reflect a $635,000 capital contribution by the new stockholder of the Company that was deposited into an escrow account held by the transfer agent on June 26, 2007. This additional paid in capital was to be used to pay a dividend of $576,690 to the common shareholders of record July 6, 2007. The balance of $58,310 was used to pay expenses. Additionally, the dividend payable amount was originally charged to Accumulated Deficit account. Since there were no retained earnings, this charge was reclassified to Additional Paid in Capital. Management believes such restatement reflects the correction of any errors and omissions of material disclosures in the financials statements in accordance with SFAS 154: Accounting changes and error corrections (as amended).

The effects on the previously issued statements from the above are as follows, Cash-Restricted for Dividend Payment increased by $576,690 at June 30, 2007. Other expenses increased by $58,310 for the three and six months ended June 30, 2007 and the period from inception to June 30, 2007.

The effect on Stockholders’ Equity at June 30, 2007 for previously issued financial statement was Additional Paid in Capital increased by $58,310 and Deficit decreased by $518,380.

There was no change to earnings per share for all periods presented.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

In addition, pursuant to the terms and conditions of the Share Exchange Agreement:

•
On the Closing Date, the Registrant declared a cash dividend to the holders of its common stock in an amount equal to $0.01227 per share to holders of record on July 6, 2007, representing the cash payment received from Everwin less the outstanding liabilities of the Registrant which were to be paid off before the cash dividend was made.

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

Net Income/Loss

We had a net (loss) of $(76,375) and $(10,132) for the six months ended June 30, 2007 and 2006, respectively. The net (loss) in these periods was due primarily to operational expenses, which were $76,091 and $10,160 for the six months ended June 30, 2007 and 2006, respectively. It is also a function of having no revenues for the periods.

We had a net income (loss) of $(67,484) and $(8,377) for the three months ended June 30, 2007 and 2006, respectively. The net income (loss) in these periods was due primarily to operational expenses, which were $(67,256) and $(8,475) for the three months ended June 30, 2007 and 2006, respectively. It is also a function of having no revenues for the periods.

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

Expenses

Operating expenses for the six months ended June 30, 2007 and 2006 were $79,091 and $10,160, respectively. Operating expenses for the three months ended June 30, 2007 and 2006 were $67,256 and $8,475, respectively

Liquidity and Capital Resources

Net cash flows (used in) operating activities were $(65,778) and $(21,505) for the six months ended June 30, 2007 and 2006, respectively. This was primarily attributable to net (losses), which were $(76,375) and $(10,132) for the six months ended June 30, 2007 and 2006, respectively, offset by the non-cash charges for amortization during the six months ended June 30, 2007 in the amount of $7,844.

Net cash flows used in investing activities for the six months ending June 30, 2007 and 2006 were $-0- and $(10,117), respectively. The cash flows used in investing activities for the six months ended June 30, 2006 was primarily used for the purchase of timberland in the amount of $10,117.

Net cash flows provided by financing activities were $71,447 and $278,516 for the six months ended June 30, 2007, and 2006, respectively. This was mainly attributable to $635,000 in capital contribution, $(576,690) for payment of cash dividend and $13,137 in proceeds from shareholder loans for the six months ended June 30, 2007, and $15,829 proceeds from shareholders loans and $262,687 proceeds from long term loans for the six months ended June 30, 2006.

Overall, we have funded most of our cash needs from inception through June 30, 2007 with proceeds from shareholder loans.

On June 30, 2007, we had cash of $8,489 on hand. We anticipate raising funds through an equity or debt offering or with a strategic partner in order to enable us to continue operations.

ITEM 3. CONTROLS AND PROCEDURES

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(1)	Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 26 of this Form 10-QSB, which is incorporated herein by reference.

Reports on Form 8-K filed

(2)	None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

PATRIOT INVESMENT CORPORATION

Date: November 14, 2007	By:	/s/ Yuan Tian
Yuan Tian
Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation of Patriot Investment Corporation (incorporated by reference from Exhibit 3 to Patriot Investment Corporation’s Form 10 SB12G filed with the Commission on April 13, 1999
3.2	By-laws of Patriot Investment Corporation (incorporated by reference from Exhibit 3 to Patriot Investment Corporation’s Form 10-SB12G filed with the Commission on April 13, 1999
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer and Treasurer
32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002