Form 10QSB
period 2007-09-30
PATRIOT INVESTMENT CORP
filed 2007-11-14
CIK 805729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2007

☐	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 000-52749

PATRIOT INVESTMENT CORPORATION
(Exact name of small business issuer as specified in its charter)

NEVADA	87-0429748
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

c/o Harbin SenRun Forestry Development Co., Ltd.
Room 517, No. 18 Building
Nangangjizhoing District
Hi-Tech Development Zone
Harbin, Heilongjiang Province, People’s Republic of China
(Address of principal executive offices)

86-0451-87011257
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐No ☒

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

PATRIOT INVESTMENT CORPORATION AND SUBSIDIARIES
(A Development Stage Company)

INDEX TO SEPTEMBER 30, 2007 FINANCIAL STATEMENTS

PAGE

BALANCE SHEET (UNAUDITED)	4

STATEMENTS OF OPERATIONS (UNAUDITED)	5

STATEMENTS OF CASH FLOWS (UNAUDITED)	6

NOTES TO FINANCIAL STATEMENTS	7 - 11

The consolidated financial statements of Patriot Investment Corporation and subsidiaries (collectively, the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with December 31, 2006 audited financial statements of the Company and notes thereto as included in the Company's Form 8K filed on July 2, 2007.

PATRIOT INVESTMENT CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
BALANCE SHEET
(UNAUDITED)

September 30, 2007

ASSETS
Current Assets
Cash (Note 4)	$1,451
Prepaid expenses	7,318
Total Current Assets	8,769

Timberlands - net (Note 5)	790,798

Total Assets	$799,567

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued expenses	$3,848
Total Current Liabilities	3,848

Due to shareholders (Note 6)	557,653
Long term loan (Note 7)	266,106

Shareholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 10,000,000 shares issued and outstanding (Note 8)	10,000
Common stock, $0.001 par value; 50,000,000 shares authorized, 2,470,000 shares issued and outstanding (Note 8)	2,470
Additional Paid-in Capital	699,924
Deficit	(739,602)
Accumulated comprehensive income	(832)
Owners' equity	(28,040)
Total Liabilities and Owners' Equity	$799,567

See Notes to Financial Statements.

PATRIOT INVESTMENT CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Period August 2, 2004 (inception) to September 30,
	2007	2006	2007	2006	2007

Net sales	$-	$-	$-	$-	$64,397

Expenses
Salaries	1,611	1,674	6,308	4,967	17,526
Rent expense	1,092	1,031	3,230	1,373	5,645
Transportation	135	769	785	1,473	3,564
Travel	10	2,213	1,430	3,040	5,412
Amortization	4,008	-	11,852	-	14,375
Other expenses	58,635	476	59,667	5,470	103,378
Timberlands writedown	-	-		-	604,099
Total Expenses	65,491	6,163	83,272	16,323	753,999

Loss before provision for income tax, comprehensive income and minority interest	(65,491)	(6,163)	(83,272)	(16,323)	(689,602)

Income tax provision	-	-	-	-	-

Loss before comprehensive income	(65,491)	(6,163)	(83,272)	(16,323)	(689,602)

Foreign exchange gain (loss)	(284)	(440)	(539)	(412)	(832)

Net Income	$(65,775)	$(6,603)	$(83,811)	$(16,735)	$(690,434)

Basic and Fully Diluted Earnings per Share	$-	$-	$-	$-

Weighted average shares outstanding	41,728,804	47,000,000	45,223,626	47,000,000

See Notes to Financial Statements.

PATRIOT INVESTMENT CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,		For the Period August 2, 2004 (inception) to September 30,
	2007	2006	2007

Operating Activities:
Net Income	$(83,811)	$(16,735)	$(690,434)
Adjustments to reconcile net loss to net cash used by operations:
Impairment loss on timberlands	-	-	604,099
Amortization	11,852	-	14,375
Changes in operating assets and liabilities:
(Increase)/decrease in prepaid expenses	2,901	(11,134)	(7,318)
Increase/(decrease) in accrued expenses	1,218	1,021	3,848
Increase/(decrease) in tax payable	-	-	4,128
Net cash used by operating activities	(67,840)	(26,848)	(71,302)

Investing Activities
Purchase of Timberland	-	(759,771)	(775,871)
Net cash (used) by investing activities	-	(759,771)	(775,871)

Financing Activities
Proceeds from shareholder loans	13,137	529,387	555,703
Repay of loan to shareholders	(5,396)	-	(16,754)
Capital contribution	635,000	-	635,000
Payment of cash dividends	(576,690)	-	(576,690)
Proceeds from long term loans	-	265,688	269,089
Repay of long term loans	-	-	(12,813)
Net cash provided by financing activities	66,051	795,075	853,535

Effect of exchange rate changes on cash	(3,342)	183	(4,911)

Increase(decrease) in cash	(5,131)	8,639	1,451
Cash at beginning of period	6,582	549	-
Cash at end of period	$1,451	$9,188	$1,451

Supplemental Cash Flow Information:
Interest received (paid) during the year	$-	$-	$-
Non-Cash Financing Activities:
Contribution of timberland for equity	$-	$-	$604,084

See Notes to Financial Statements.

PATRIOT INVESTMENT CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENT
(UNAUDITED)

Note 1 - ORGANIZATION AND BUSINESS BACKGROUND

Patriot Investment Corp., (the “Company” or “Patriot”) was incorporated under the law of the State of Nevada on January 13, 1986. The Company is principally engaged in the growing and harvesting of timber and the manufacture and marketing of lumber in the People’s Republic of China (“PRC”) through its holding and subsidiaries, Everwin Development Limited (“Everwin”) and Jin Yuan Global Limited (“Jin Yuan”).

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

The Company is considered to be a development stage company, as it has not generated substantial revenues from operations

Note 2 - GOING CONCERN

As of September 30, 2007, the Company had incurred accumulated losses of $681,292 from operations since its inception and has limited operations. The Company is actively pursuing additional funding and a potential merger or acquisition candidate and strategic partners, which would enhance owners’ investment. Management believes that the above actions will allow the Company to continue operations through the current fiscal year.

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in U.S. dollars.

PATRIOT INVESTMENT CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENT
(UNAUDITED)

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

Interim Financial Information

The unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows as at September 30, 2007, and 2006, have been included. Readers of these financial statements should note that the interim results for the nine months period ended September 30, 2007, are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

PATRIOT INVESTMENT CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENT
(UNAUDITED)

Note 4 - CASH

Cash consists of the following:

September 30, 2007

Cash on hand	$247
Cash in bank	1,204
$1,451

Note 5 - TIMBERLANDS

Timberlands consist of the following:

Name	Effective Period	September 30, 2007

Ping Yang He Forestry Center*	9/19/2004~2/9/2074	$-
Jiu Lien Forestry Center	11/2/2006~11/2/2055	258,500
Wei Xing Forestry Center	11/2/2006~11/2/2056	311,278
Mao Lin Forestry Center	11/2/2006~11/2/2057	235,780
		805,558
Less: Accumulated Amortization		14,760
		$790,798

*Ping Yang He Forestry Center was contributed by the shareholder valued at $604,084 as the Senrun’s registered capital. For reporting purpose, the timberland was subsequently written down to zero value because there was no cost associated with this contributed assets.

Note 6 - DUE TO SHAREHOLDERS

Due to Shareholders consists of the following:

Name	September 30, 2007

Man Ha	2,362
Han, Degong	$555,292
$557,653

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

PATRIOT INVESTMENT CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENT
(UNAUDITED)

Note 7 - LONG TERM LOAN

Due to Shareholders consists of the following:

Debtor’s Name	September 30, 2007

Niu, Guiying	$266,106
$266,106

The long term loan is due April 19, 2008. The use of the loan is restricted for the purchase of timberland and the interest is accrued based on 5% of the net income generated from timberland sales. on the principal will be accrued as and paid as well as the principal on October 19, 2008 . In the event of a default the principal plus 12% interest is due on October 19, 2008.

Note  8 - PREFERRED AND COMMON STOCK

Pursuant to the Share Exchange Agreement, 10,000,000 shares of Series A Voting Convertible Preferred Stock were issued to Everwin in exchange for all outstanding share capital of Jin Yuan. The Preferred Stock is convertible into 47,530,000 shares of common stock at the option of the holder at any time after July 31, 2007 and is entitled to 4.753 votes per share. Everwin has not exercised the conversion on September 30, 2007.

On July 16, 2007, the special cash distribution was paid. On July 17, 2007, Bradley Shepherd and Todd Gee’s stock certificates representing 44,851,500 shares of the Company’s restricted common stock were cancelled and exchanged for 321,500 new restricted shares of the Company’s common stock. The number of total outstanding common shares is 2,470,000 on September 30, 2007.

Note 9 -FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable are reasonable estimates of their value due to the short term maturity of these instruments.

Note 10 - GEOGRAPHIC INFORMATION

All of the Company's sales and all of the Company's long-lived assets are located in the PRC.

Note 11 - OPERATING RISK

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

NOTE 12 - EMPLOYEE BENEFIT PLAN

Full time employees of the Company participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees' salaries. The total provisions for such employee benefits were $775 and $610 for the nine months ended September 30, 2007 and 2006 respectively.

PATRIOT INVESTMENT CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENT
(UNAUDITED)

NOTE 13 - RESTRICTED RETAINED EARNINGS

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

NOTE 14 - SUBSEQUENT EVENTS

On October 11, 2007, Everwin converted its 10,000,000 shares of Series A Voting Convertible Preferred Stock into 47,530,000 shares of common stock.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPT. 30, 2007

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

Accounts Receivable, Trade and Allowance for Doubtful Accounts. Harbin SenRun’s business operations are conducted in the People's Republic of China. During the normal course of business, Harbin SenRun extends unsecured credit to its customers. There is a zero balance for accounts receivable, trade outstanding at December 31, 2006 and 2005. Management reviews accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable. Since there is no balance for accounts receivable as of December 31, 2006 and 2005, no allowances for doubtful accounts were accrued.

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

Net Income / Loss

We had net losses of $83,811 and $16,735 for the nine months ended September 30, 2007 and 2006, respectively. The net losses in these periods were due primarily to operational expenses, which were $83,272 and $16,323 for the nine months ended September 30, 2007 and 2006, respectively. The losses are also a function of having no revenues for the periods.

We had net losses of $65,775 and $6,603 for the three months ended September 30, 2007 and 2006, respectively. The net losses in these periods were due primarily to operational expenses, which were $65,491 and $6,163 for the three months ended September 30, 2007 and 2006, respectively. The losses are also a function of having no revenues for the periods.

Revenue

We recorded revenues of zero for the nine months ended September 30, 2007 and 2006, respectively. We also recorded zero revenues for the three months ended September 30, 2007 and 2006, respectively. This result is a function of the development stage of the Company and the lack of business during the periods. We note that we did have revenues of $64,397 for the period from August 2, 2004 (inception) to September 30, 2007.

Cost of Goods Sold

Inasmuch as there were no goods sold during the three and nine month periods ended September 30, 2007 and 2006, we incurred no cost of goods sold.

Expenses

Operating expenses for the nine months ended September 30, 2007 and 2006 were $83,272 and $16,323, respectively. Operating expenses for the three months ended September 30, 2007 and 2006 were $65,491 and $6,163, respectively

Liquidity and Capital Resources

Net cash flows used in operating activities were $67,840 and $26,848 for the nine months ended September 30, 2007 and 2006, respectively. This was primarily attributable to net losses, which were $83,811 and $16,735 for the nine months ended September 30, 2007 and 2006, respectively, offset by the non-cash charges for amortization during the nine months ended September 30, 2007 in the amount of $11,852.

Net cash flows used in investing activities for the nine months ending September 30, 2007 and 2006 were $-0- and $759,771, respectively. The cash flows used in investing activities for the nine months ended September 30, 2006 was primarily used for the purchase of timberland in the amount of $759,771.

Net cash flows provided by financing activities were $66,051 and $795,075 for the nine months ended September 30, 2007, and 2006, respectively. This was mainly attributable to $13,137 in proceeds from shareholder loans, as well as a capital contribution of $635,000, offset by a $576,690 payment of cash dividends for the nine months ended September 30, 2007; and $529,387 in proceeds from shareholder loans and $265,688 in proceeds from long term loans for the nine months ended September 30, 2006.

Overall, we have funded most of our cash needs from inception through September 30, 2007 with proceeds from shareholder loans, capital contributions, and proceeds from long-term loans.

On September 30, 2007, we had cash of $1,451 on hand. We anticipate raising funds through an equity or debt offering or with a strategic partner in order to enable us to continue operations.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(1)	Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 25 of this Form 10-QSB, which is incorporated herein by reference.

Reports on Form 8-K filed

(1)	None applicable to this quarterly period.

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