Form 10KSB
period 2007-12-31
CHINA FORESTRY INC
filed 2008-05-15
CIK 805729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 000-25765

CHINA FORESTRY, INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0429748 (IRS Employer Identification No.)

Room 517, No. 18 Building
Nangangjizhoing District
Hi-Tech Development Zone
Harbin, Heilongjiang Province, People’s Republic of China
(Address of principal executive offices)

0086-0451–87011257
(Issuer's telephone number)

Patriot Investment Corporation
6269 Jamestown Court
Salt Lake City, UT  84121
(Former name, address and fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.001 per share
(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Issuer's revenues for its most recent fiscal year were $0.

The aggregate market value of the issuer's common stock held by non-affiliates was approximately $21,503,423, based on the average closing bid and ask price for the common stock on April 10, 2008.

As of April 10, 2008, there were outstanding 50,000,000 shares of the issuer's common stock, par value $.001.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-KSB under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussion under "Description of Business," including the "Risk Factors" described in that section, and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-KSB. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-KSB that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

CHINA FORESTRY, INC.

TABLE OF CONTENTS

PART I

Item 1.                Description of Business

History of Our Company

Patriot Investment Corporation, a Nevada corporation (“Patriot”), was originally incorporated on January 13, 1986.  It has not had active business operations since inception and was considered a development stage company.  In 1993, Patriot entered into an agreement with Bradley S. Shepherd in which Mr. Shepherd agreed to become an officer and director and use his best efforts to organize and update our books and records and to seek business opportunities for acquisition or participation.

On June 26, 2007, Patriot Investment Corporation simultaneously entered into, and closed, a Share Exchange Agreement (the “Exchange Agreement”) by and among the Company, Harbin SenRun Forestry Development Co., Ltd., a corporation organized and existing under the laws of the People’s Republic of China (“Harbin SenRun”), Bradley Shepherd, the President and majority shareholder of the Company (“Shepherd”), Everwin Development Ltd., a corporation organized under the laws of the British Virgin Islands (“Everwin”), and beneficial owner of 100% of the share capital of Jin Yuan Global Limited, Jin Yuan Global Limited, a corporation organized under the laws of the Hong Kong SAR of the People’s Republic of China (“Hong Kong Jin Yuan”), and the Jin Yuan Global Limited Trust, a Hong Kong trust created pursuant to a Declaration of Trust and a Trust and Indemnity Agreement dated March 10, 2007 (the “Jin Yuan Global Limited Trust”) (Everwin, Hong Kong Jin Yuan and the Jin Yuan Global Limited Trust being hereinafter referred to as the “SenRun Shareholders”).  At the closing of the share exchange transaction contemplated under the Exchange Agreement (the “Share Exchange”), Everwin transferred all of its share capital of Hong Kong Jin Yuan together with the sum of $610,000 in cash, plus $25,000 in  proceeds of a cash deposit that was retained by the Company, to the Company in exchange for an aggregate of 10,000,000 shares of Series A Convertible Preferred Stock, which preferred shares are convertible into 47,530,000 shares of common stock of the Company, thus causing Hong Kong Jin Yuan to become a wholly-owned subsidiary of the Company and Harbin SenRun to become an indirect wholly-owned subsidiary of the Company.

In addition, pursuant to the terms and conditions of the Exchange Agreement:

•
On the Closing Date, the Company declared a cash dividend to the holders of its common stock in an amount equal to $ 0.01227 per share to holders of record on July 6, 2007, representing the cash payment received from Everwin less the outstanding liabilities of the Company which were to be paid off before the cash dividend was made.

•
After the dividend payment date on July 16, 2007, Shepherd exchanged 44,751,500 of his shares of common stock of the Company for 221,500 shares of common stock of the Registrant, and Todd Gee exchanged 100,000 of his shares for 100,000 shares of common stock, with Mr. Shepherd ending up owning 507,500 shares of common stock and Mr. Gee ending up owning 100,000 shares of common stock.

•	Following Shepherd’s exchange of shares, Everwin converted its Series A Convertible Preferred Stock into 47,530,000 shares of common stock.
•
Demand and piggy-back registration rights were granted to Everwin and piggy-back registration rights were granted to Messrs. Shepherd and Gee with respect to shares of the Company’s restricted common stock acquired by them following the closing.

•
Everwin agreed for a period of one year following the closing that it will not cause or permit the Company to effect any reverse stock splits or register more than 6,000,000 shares of the Company’s common stock pursuant to a registration statement on Form S-8.

•
On the Closing Date, the current officers of the Company resigned from such positions and the persons designed by Everwin were appointed as the officers of the Company, notably Chunman Zhang as CEO, CFO and Treasurer and Degong Han as President and Secretary, and Todd Gee resigned as a director of the Company and a person designated by Everwin was appointed to fill the vacancy created by such resignation, notably Man Ha.

•
On the Closing Date, Shepherd resigned from his position as a director effective upon the expiration of the ten day notice period required by Rule 14f-1, at which time two persons designated by Everwin were appointed as directors of the Company, notably Degong Han and Kunlun Wang.

•	On the Closing Date, the Company paid and satisfied all of its “liabilities” as such term is defined by U.S. GAAP as of the closing.
•
On October 8, 2007, the Company announced the dismissal of Chunman Zhang from the offices of Chief Executive Officer, Chief Financial Officer and Treasurer, and the appointment of Yuan Tian as the Chief Executive Officer and Director and Man Ha as the Chief Financial Officer and Treasurer of the Company.

As of the date of the Exchange Agreement there were no material relationships between the Company or any of its affiliates and Everwin and the SenRun Shareholders, other than in respect of the Exchange Agreement.

The foregoing description of the Exchange Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Exchange Agreement, which is filed as Exhibit 2.1 to a Form 8-K filed with the Commission on July 2, 2007, and is incorporated herein by reference.

We are a Nevada corporation. We are a fully-reporting 1934 Act company, with our common stock quoted on the Over the Counter Bulletin Board (OTCBB).

Everwin’s Acquisition of Hong Kong Jin Yuan; the Share Exchange

During January 2007, Mr. Degong Han, a citizen and resident of the People’s Republic of China and the majority shareholder of Harbin SenRun (“Han”), contributed 51% of the equity ownership of Harbin SenRun to Hong Kong Jin Yuan. Later, during March 2007, Han, who owned the remaining 49% equity interest in Harbin SenRun, executed the Jin Yuan Global Limited Trust, and transferred his ownership interest in trust and he became Trustee of the Trust. Simultaneously, the Trustee assigned to Hong Kong Jin Yuan the beneficial ownership interest in  the Trust’s 49% ownership interest in Harbin SenRun. As a result of these transactions, Hong Kong Jin Yuan became the beneficial owner of a 100% interest in Harbin SenRun.

During May 2007, Everwin acquired 100% of the equity interest in Hong Kong Jin Yuan in exchange for shares of capital stock to be issued in the future by Everwin to the shareholders of Hong Kong Jin Yuan. As a result of these transactions, Everwin owns 100% of the equity interest in Hong Kong Jin Yuan, which, as mentioned above, owns 100% of the equity interest in Harbin SenRun. Mr. Man Ha, Chief Financial Officer of China World Trade Corporation, is the sole director, secretary and sole shareholder of Everwin.

Pursuant to the Share Exchange, 100% of the equity interest in Hong Kong Jin Yuan was contributed to the Registrant, together with $610,000 in cash, plus $25,000 in proceeds of a cash deposit that was retained by the Registrant, which made Hong Kong Jin Yuan a wholly owned subsidiary of the Registrant, and Harbin SenRun a wholly owned indirect subsidiary of the Registrant.

Organizational Charts

Set forth below is an organization chart of the entities that existed prior to the Share Exchange and contribution of 100% of the share capital of Hong Kong Jin Yuan by Everwin to Patriot, and an organizational chart showing the entities that existed after the Share Exchange and contribution of 100% of the share capital of Hong Kong Jin Yuan by Everwin to Patriot.

Before Share Exchange

After Share Exchange

Share Exchange

The Share Exchange. On June 26, 2007, the Registrant entered into the Exchange Agreement with Harbin SenRun, Shepherd, and the SenRun Shareholders. Upon closing of the Share Exchange on June 26, 2007, Everwin delivered 100% of the share capital in Hong Kong Jin Yuan to the Registrant together with $610,000 in cash, plus $25,000 in proceeds of a cash deposit that was retained by the Registrant, in exchange for 10,000,000 shares of Series A Convertible Preferred Stock of the Registrant which are convertible into 47,530,000 shares of common stock of the Registrant, resulting in Hong Kong Jin Yuan becoming a wholly-owned subsidiary of the Registrant, and Harbin SenRun becoming an indirect wholly-owned subsidiary of the Registrant. Each share of Series A Convertible Preferred Stock is entitled to 4.753 votes and is convertible into 4.753 shares of common stock of the Registrant.

As a result, 47,000,000 shares of the Registrant’s common stock were outstanding immediately prior to the closing of the Share Exchange, and, after giving effect to the cancellation and exchange of shares, and the conversion of the Series A Convertible Preferred Stock to common stock, 50,000,000 shares of the Registrant’s common stock will be outstanding after the closing of the Share Exchange. Of these shares, 1,862,500 shares of common stock represent the Registrant’s “float” prior to and after the Share Exchange. The 10,000,000 shares of Series A Common Stock and the 47,530,000 shares of common stock into which they are convertible were issued in reliance upon an exemption from registration pursuant to Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The 1,862,500 shares of common stock in the Registrant’s float will continue to represent the shares of the Registrant’s common stock held for resale without further registration by the holders thereof.

Neither the Registrant nor Everwin had any options or warrants to purchase shares of capital stock outstanding immediately prior to or following the Share Exchange.

Prior to the announcement by the Registrant relating to the entry into the Share Exchange, there were no material relationships between the Registrant, Everwin, Hong Kong Jin Yuan or Harbin SenRun, or any of their respective affiliates, directors or officers, or any associates of their respective officers or directors.

Changes Resulting from the Share Exchange. At this time, the Company intends to carry on Harbin SenRun’s business as its sole line of business. The Registrant has relocated its executive offices to Room 517, No. 18 Building, Nangangjizhoing District, Hi-Tech Development Zone, Harbin, Heilongjiang, People’s Republic of China, and its telephone number is 86-0451-87011257.

Changes to the Officers and Board of Directors: At closing, the former officers of the Registrant resigned from such positions and the persons designated by Everwin were appointed to the following offices by Everwin, Chunman Zhang as CEO, CFO and Treasurer, and Degong Han as President and Secretary, have been designated as officers of the Registrant.  In addition, at closing Todd Gee resigned as a director of the Registrant and Man Ha was appointed to fill the vacancy created by such resignation. Further, at closing Bradley Shepherd resigned from his position as a director effective upon the expiration of the ten day notice period required by Rule 14f-1 promulgated under the Securities Exchange Act of 1934, as amended, at which time the board will be increased and Kunlun Wang and Degong Han will be appointed directors.  As mentioned above, on October 8, 2007, the Company announced the dismissal of Chunman Zhang from all of his offices, and the appointment of Yuan Tian to the position of Chief Executive Officer and Man Ha to the position of Chief Financial Officer and Treasurer.

Description of the Company

Overview

The Registrant was originally incorporated in Nevada on January 13, 1986. Since inception, it has not had active business operations and was considered a development stage company. In 1993, the Registrant entered into an agreement with Bradley S. Shepherd in which Mr. Shepherd agreed to become an officer and director and use his best efforts to organize and update the Company’s books and records and to seek business opportunities for acquisition or participation. The acquisition of the share capital of Hong Kong Jin Yuan was such an opportunity.

As a result of the Share Exchange, Hong Kong Jin Yuan became a wholly-owned subsidiary of the Registrant, Harbin SenRun became an indirect wholly-owned subsidiary of the Registrant, and the Registrant succeeded to the business of Harbin SenRun Forestry Development Co., Ltd., a producer of forest products with approximately 1,561 hectares of State forest assets located mainly over the Small Xing An Mountains, Jin Yin County, and the Harbin Wu Chang District of Heilongjiang Province of Northern China.

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

Harbin SenRun plans to expand into paper and pulp manufacturing over the next ten years. The company also plans to develop a service industry in its forests, providing hunting, fishing, boating, riding, mountaineering, exploration, photography and the like. Finally, subject to its receipt of additional capital, Harbin SenRun plans to invest $3.0 million in forest acquisition for the year 2008, and $4.0 million in forest resource management and for a forest acquisition program for the year 2009, with an additional $1.0 million to be invested for capital construction, nursery construction, equipment and other overhead. Harbin SenRun will require substantial additional debt or equity capital in order to make such investments and fund such activities and, as of the date hereof, Harbin SenRun has not entered into any agreement or arrangement for the provision of such funding and no assurances can be given that it will be successful in obtaining such funding.

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

DESCRIPTION OF OUR BUSINESS

All references to the “Company,” “we,” “our” and “us” for periods prior to the closing of the Share Exchange refer to Harbin SenRun, and references to the “Company,” “we,” “our” and “us” for periods subsequent to the closing of the Share Exchange and Stock Purchase refer to the Registrant and its subsidiaries.

Company Overview

Forestry
Our forestry business manages 1,561 hectares of private commercial forestland in Heilongjiang Province, the People’s Republic of China. We have the right to use all of those hectares pursuant to a usage lease for a term of years from the provincial government. Our forest lands are as follows:

1.
Ping Yang He Forestry Center – The forest land locates near Small Xing An Mountains, Jin Yin County, Heilongjiang Province, with a total of 191 hectares. We have the woodland use right up to February 9, 2074.

2.	Jin Lien Forestry Center – The forest land locates near Harbin Wu Chang District of Heilongjiang Province, with a total of 571 hectares. We have the woodland use right up to September 8, 2056.

3.	Wei Xing Forestry Center – The forest land locates near Harbin Wu Chang District of Heilongjiang Province, with a total of 555 hectares. We have the woodland use right up to August 30, 2056.

4.	Mao Lin Forestry Center – The forest land locates near Harbin Wu Change District of Heilongjiang Province, with a total of 244 hectares. We have the woodland use right up to December 1, 2056

What we do
We grow and harvest trees, felling them and selling the logs to commercial customers. After harvest, we typically plant seedlings to reforest the harvested areas using the most effective regeneration method for the site and species. We monitor and care for the new trees as they grow to maturity. We seek to sustain and maximize the timber supply from our forestlands, while keeping the health of our environment a key priority.

The goal of our business is to maximize return by selling logs and stumpage to commercial customers.  We focus on solid softwood and seek to improve forest productivity and returns, while managing the forests on a sustainable basis to meet both customer and public expectations.

How much we sell
Our net sales to customers in 2006 were approximately $68,329 and $0 in 2007.

Where we are headed
Our strategies for achieving continued success include:

•	managing forests on a sustainable basis to meet customer and public expectations
•	reducing the time it takes to realize returns by practicing intensive forest management and focusing on the most advantageous markets
•	building long term relationships with our customers who rely on a consistent supply of high quality raw material
•	continuously reviewing our portfolio to create the greatest value for the company
•	we have plans to build a pulp and paper plant over the next ten years

The Future - Cellulose fiber (Pulp) and white papers
We are not currently active in the cellulose fiber (pulp) and white paper product business. However, we do have a ten year plan to compete in a wide range of fine paper products, which are sold to customers through a variety of networks and distribution chains.

Our Business Plan
•	We plan to raise adequate capital over the next ten years and build a pulp and paper plant
•	We plan to acquire sufficient forestry assets to serve as the raw material to our plant
•	We will provide cellulose fibers (pulp) for targeted specialty markets, working closely with our customers to develop unique or specialized applications for cellulose fibers.
•	We will produce uncoated freeseet and coated ground wood papers used in various printing and publishing applications.
•	We will manufacture liquid packaging board used primarily for the production of containers.

Where we will do it
We plan to build a pulp and paper mill in a strategic location on our existing timber facilities.

Source of revenues
The projected revenues of our Cellulose Fiber and White Papers business will come from sales to customers who use the products for further manufacturing or distribution, or for direct use.

Factors that affect sales volumes for Cellulose Fiber products
•	World gross domestic product growth and
•	Paper production and diaper demand

Factors that affect the prices for Cellulose Fiber products
•	World economic environment
•	Industry operating rate, which is based on the supply and demand
•	Relative strength of the Chinese RMB

Factors that affect sales volume for fine paper products include
•	Chinese economic environment
•	Displacement of paper needs due to electronic applications and
•	Competition from other paper grades

Factors that may affect the prices of our fine paper products include
•	Industry operating rate, which is based on the balance of supply and demand
•	Chinese and world economic environments

Our strategies for achieving success in cellulose fiber products and fine paper products
•	Focusing our cellulose fiber business on value-added pulp products
•
Focusing research and development resources on new ways to expand and improve the range of applications for cellulose fiber, including chemically modified fibers to enhance performance; and on new product opportunities for liquid packaging and newsprint

•	Improving cost competitiveness
•	Focusing capital investment on new and improved product capabilities and cost reduction opportunities.

Service Industry

We do not currently provide a service industry in our forests, but our business plan includes laying out the forest to provide for activities like sightseeing, hunting, fishing, boating, riding, mountaineering, exploration, photography and the like. We would make these economic activities for the company.

Sales by Product Category

The Company sells logs, which is its sole product category at present; the log sales was $0 for the fiscal year ended December 31, 2007.

The Market for Logs

The World Log Market

Many countries in the world are starting programs to protect their domestic forest industries, reduce illegal logging, protect deforestation, all of which reduces supply. The reduction of supply has lead to increasing log prices in the world market, and this trend has continued over the last several years.

The Log Market in China

According to the International Tropical Timber Organization, which was established in 1986 under the auspices of the United Nations, the total output value of China’s forestry industry was RMB1.065 trillion in 2006, up by RMB219 billion or 26% from 2005. Of this total, the output value of the primary forestry industry amounted to RMB471 billion, which equals 44% of the national total, up 8% from 2005.

The products of our primary forestry industry consist of logs, sawn wood, veneer and plywood. The selling prices for China’s major forestry products rose generally in 2006.

The Log Market in Heilongjiang Province, China

According to the China Statistics Yearbook issued by the National Bureau of Statistics of China, the gross output value of the forestry industry rose from RMB5,009 million in 2003 to RMB6,730 million in 2005.

The forestry industry products are mainly composed of the felling and transport of timber and bamboo and the collection of forest products.

It appears that the continuous demand for high quality wood products is increasing the demand for logs in China. Further, we believe the rising standard of living in China will provide a higher demand for quality wood products for local consumption.

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

Competitive Advantages and Strategy

Log sales

The Company believes that its product formulations, price points, lower costs, relationships, infrastructure, proven quality control standards, and reputation represent substantial competitive advantages. The Company is currently able to maintain a substantially lower cost structure than competitors based in the Heilongjiang Province. Furthermore, the Company believes its competitive advantage in China is protected by significant knowledge of government regulations, business practices, and strong relationships.

In comparison to Chinese competitors, the Company believes it possesses superior technological expertise, products, marketing knowledge, and global relationships.

Cellulose Fiber (Pulp) and White Papers

The Company is not currently competing in this market segment although it plans to build a pulp and paper mill over the next ten years.

Growth Strategy

The Company’s vision is to be and integrated forestry operation. Management intends to grow the Company’s business by pursuing the following strategies:

•	Grow capacity and capabilities in line with market demand increases
•	Enhance leading-edge technology through continuous innovation, research and study
•	Continue to improve operational efficiencies and use of nearly all resource by-products
•	Further expand into higher value-added segments of the forestry industry
•	Build a strong market reputation to foster and capture future growth in China

Existing Facilities in Heilongjiang Province

The Company uses tractors for collection of its logs, and trucks for delivery to customers. In the past, the Company rented trucks from the Forestry Bureau. In the future, the Company plans to purchase two tractors and three trucks. In addition, it plans to acquire ten more felling saws and other small sized equipment.

The Company anticipates that building of its planned paper plant over the next ten years will be completed with minimal disruption to current infrastructure and production schedules, subject to its receipt of the substantial additional capital required to construct the plant.

Sales and Marketing

Log sales

To date, the Company has developed relationships with current and future potential customers primarily through its small but effective sales force. The Company will continue to build on its success by expanding its sales force in China as may be appropriate. The Company’s sales strategy is designed to capitalize on its reputation, current industry trends and new market segments that have shown the most promise.

Intellectual Property

None.

Customers

Log sales

For the twelve month period from January 1, 2007 through December 31, 2007, the Company achieved revenues of $0, so the Company did not have any customer in 2007.

Regulation

According to “The State of the World’s Forests 2007” issued by the Food and Agriculture Organization of the United Nations, forest land in China is estimated to be 197 million hectares or 21.2% of its land area at the end of 2005

The Company is subject to environmental regulation by both the PRC central government and by local government agencies. Since its inception, the Company has been in compliance with applicable regulations in all material respects.

The main statutes which govern matters related to forestry in China are set forth below:

1.
The Forest Law of the People’s Republic of China (the “Forest Law”) is the most important piece of legislation that regulates the forestry administrative management agencies at different levels and forest owners, managers and utilizers’ legal rights and responsibilities on ownership, management, protection, tree planting and forest felling.

2.
The Provisional Regulations on Forest Management provide for the major tasks of responsible forestry agencies and local forest land management and supervision agencies are implementing and executing relevant national and local laws, regulations and policies concerning forest land management.

3.	The Regulations on the Protection of Terrestrial Wildlife was enacted to provide better provisions for the protection of wild life.

Legal Proceedings

Harbin SenRun is not aware of any significant pending legal proceedings against it.

Property

Harbin SenRun’s headquarters are currently located on leased office space at Room 517, No. 18 Building, Nangangjizhoing District, Hi-Tech Development Zone, Harbin, Heilongjian Province, People’s Republic of China.

In China, the ownership of land belongs to the PRC government, and private entities and individuals can acquire land use rights for a certain period of time. The land use right can be transferred according to the relevant law. According to the Forest Law, the woodland use right is transferable.

Harbin SenRun has the following 4 major Forestry Centers:

1.   Ping Yang He Forestry Center
The forest land locates near Small Xing An Mountains, Jia Yin Country, Heilongjiang Province.  The site area of the forest was approximately 191 hectares as recorded under the Forest Right Certificate.

We hold the forest land use right, woodland ownership right and woodland use right for a period of up to February 9, 2074 (approximately 66 years left).

There is a timber stand forest in which the trees are mainly for timber production. The major tree species are for timber product usage.

2.   Jin Lien Forestry Center
The forest land locates near Harbin Wu Chang District of Heilongjiang Province. The site are of the forest was approximately 571 hectares as recorded un the Forest right Certificate.

We hold the forest land use right, woodland ownership right and woodland use right for a period of up to September 8, 2056 (approximately 48 years left).

This is a timber stand forest in which the trees are mainly for timber production. The major tree species were for timber product usage.

3.   Wei Xing Forestry Center
The forest land locates near Harbin Wu Chang District of Heilongjiang Province. The site area of the forest was approximately 55 hectares as recorded under the Forest Right Certificate.

We hold the forest land use right, woodland ownership right and woodland use right for a period up to August 30, 2056 (approximately 48 years left).

This is a timber stand forest in which the trees are mainly for timber production. The major free species were Aspens, for timber product usage.

4.   Mao Lin Forestry Center
The forest land locates near Harbin Wu Chan District of Heilongjiang Province. The site area of the forest was approximately 244 hectares as recorded under the Forest Right Certificate.

We hold the forest land use right, woodland ownership right and woodland use right for a period up to December 1, 2056 (approximately 48 years left).

This is a timber stand forest with the trees are used mainly for timber production.  The major tree species are for timber product usage.

Employees

Harbin SenRun has 8 full time employees, mainly in sales, administration and supporting services. It recruits temporary part-time workers to carry out felling, cutting and forestry plantation and protection. Harbin SenRun believes it is in compliance with local prevailing wage, contractor licensing and insurance regulations, and has good relations with its employees.

Forward-Looking Statements

This Current Report on Form 8-K contains forward-looking statements.  To the extent that any statements made in this Report contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “may,” “anticipates,” believes,” “should,” “intends,” “estimates,” and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements.  Such risks and uncertainties are outlined in “Risk Factors” and include, without limitation, the Company’s ability to raise additional capital to finance the Company’s activities; the effectiveness, profitability, and the marketability of its products; legal and regulatory risks associated with the Share Exchange; the future trading of the common stock of the Company; the ability of the Company to operate as a public company; the Company’s ability to protect its proprietary information; general economic and business conditions; the volatility of the Company’s operating results and financial condition; the Company’s ability to attract or retain qualified senior management personnel and research and development staff; and other risks detailed from time to time in the Company’s filings with the SEC, or otherwise.

Information regarding market and industry statistics contained in this Report is included based on information available to the Company that it believes is accurate. It is generally based on industry and other publications that are not produced for purposes of securities offerings or economic analysis. The Company has not reviewed or included data from all sources, and cannot assure investors of the accuracy or completeness of the data included in this Report. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. The Company does not undertake any obligation to publicly update any forward-looking statements. As a result, investors should not place undue reliance on these forward-looking statements.

Item 2.                      Description of Property

The Company’s property holdings are described in item 1, above.

Item 3.                      Legal Proceedings

We are not aware of any pending or threatened legal proceedings in which we are involved. In addition, we are not aware of any pending or threatened legal proceedings in which entities affiliated with our officers, directors or beneficial owners are involved.

Item 4.                      Submission of Matters to a Vote of Security Holders

The majority shareholders of CHFY took unanimous action without a meeting in November 2007 to approve the change of name from Patriot Investment Corporation to China Forestry, Inc. and to increase the number of shares of authorized common stock to 200,000,000 shares.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is currently quoted on a limited basis on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “CHFY”. The quotation of our common stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market currently exists.  We cannot predict whether a more active market for our common stock will develop in the future.  In the absence of an active trading market:

(1) Investors may have difficulty buying and selling or obtaining market quotations;
(2) Market visibility for our common stock may be limited; and
(3) A lack of visibility of our common stock may have a depressive effect on the market price for our common stock.

The following table sets forth the range of high and low prices of our common stock as quoted on the OTCBB during the periods indicated. The prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions.

		High (1)	Low

2007	First Quarter	$0.22	$0.07
	Second Quarter	$0.22	$0.20
	Third Quarter	$0.30	$0.06
	Fourth Quarter	$0.30	$0.06

2006	First Quarter	$0.09	$0.07
	Second Quarter	$0.09	$0.09
	Third Quarter	$0.09	$0.07
	Fourth Quarter	$0.07	$0.07

The transfer agent for our common stock is Interwest Transfer Co., Inc., 1981 East 4800 South, Ste 100, Salt Lake City, UT  84111, Attn Melinda Orth; Tel: (801) 272-9294.

As of December 31, 2007, there were 159 holders of record of 50,000,000 outstanding shares of common stock of the Company.

Dividends

On July 16, 2007, the Company declared a cash dividend of $519,713 to the holders of its common stock in an amount equal to $0.01227 per share to holders of record on July 6, 2007, representing the cash payment received from Everwin less the outstanding liabilities of the Registrant which were to be paid off before the cash dividend was made. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our results of operation, financial condition, contractual and legal restrictions and other factors the board of directors deem relevant.

Penny Stock Characterization

Our Shares are "penny stocks" within the definition of that term as contained in the Securities Exchange Act of 1934, which are generally equity securities with a price of less than $5.00. Our shares will then be subject to rules that impose sales practice and disclosure requirements on certain broker-dealers who engage in certain transactions involving a penny stock. These will impose restrictions on the marketability of the common stock.

Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or "accredited investor" must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $5,000,000 or annual income exceeding $200,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, unless the broker-dealer or the transaction is otherwise exempt, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the Registered Representative and current bid and offer quotations for the securities. In addition a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account, the account’s value and information regarding the limited market in penny stocks. As a result of these regulations, the ability of broker-dealers to sell our stock may affect the Selling Stockholders or other or other holders seeking to sell their shares in the secondary market. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. These additional sales practice and disclosure requirements could impede the sale of our securities. In addition, the liquidity for our securities may be adversely affected, with concomitant adverse affects on the price of our securities.

Agreements to Register

On June 26, 2007, the Company simultaneously entered into, and closed, a Share Exchange Agreement by and among the Company, Harbin SenRun, Bradley Shepherd, Todd Gee, Everwin, and Jin Yuan. At the closing of the share exchange transaction contemplated under the Exchange Agreement, the Company issued Everwin an aggregate of 10,000,000 shares of Series A Convertible Preferred Stock, which preferred shares are convertible into 47,530,000 shares of common stock of the Company. Demand and piggy-back registration rights were granted to Everwin with respect to the 47,530,000 shares of common stock, and piggy-back registration rights were granted to Bradley Shepherd and Todd Gee with respect to 507,500 shares and 100,000 shares, respectively, of the Company’s restricted common stock to be granted to them following the closing.  Only Messrs. Shepherd’s and Gee’s piggy-back registration rights survive.

Shares Eligible for Future Sale

From time to time, certain shares of common stock held by our stockholders will be freely tradable without restrictions under the Securities Act of 1933, except for any shares held by our "affiliates", which will be restricted by the resale limitations of Rule 144 under the Securities Act of 1933.

In general, under Rule 144 as currently in effect, any of our affiliates and any person or persons who has beneficially owned his or her restricted shares for at least six months, may be entitled to sell in the open market within any three-month period a number of shares of common stock that does not exceed the greater of (i) 1% of the then outstanding shares of our common stock, or (ii) the average weekly trading volume in the common stock during the four calendar weeks preceding such sale. Sales under Rule 144 are also affected by limitations on manner of sale, notice requirements, and availability of current public information about us. Non-affiliates who have held their restricted shares for one year may be entitled to sell their shares under Rule 144 without regard to any of the above limitations, provided they have not been affiliates for the three months preceding such sale.

Further, Rule 144A as currently in effect, in general, permits unlimited resales of restricted securities of any issuer provided that the purchaser is an institution that owns and invests on a discretionary basis at least $100 million in securities or is a registered broker-dealer that owns and invests at least $10 million in securities. Rule 144A allows our existing stockholders to sell their shares of common stock to such institutions and registered broker-dealers without regard to any volume or other restrictions. Unlike under Rule 144, restricted securities sold under Rule 144A to non-affiliates do not lose their status as restricted securities.

Changes of Equity Securities During Period Covered By Report

None, except as previously described in connection with Exchange Agreement.

Item 6.                      Management's Discussion and Analysis or Plan of Operation

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This discussion contains forward-looking statements. The reader should understand that numerous factors govern whether any forward-looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected herein. These forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of the company. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, and the time and money required to successfully complete development projects, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the company. Although the company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in any of the forward-looking statements contained herein will be realized. Based on actual experience and business development, the company may alter its marketing, capital expenditure plans or other budgets, which may in turn affect the company's results of operations. In light of the significant uncertainties inherent in the forward-looking statements included therein, the inclusion of any such statement should not be regarded as a representation by the company or any other person that the objectives or plans of the company will be achieved.

OVERVIEW

The Registrant was originally incorporated in Nevada on January 13, 1986. Since inception, it has not had active business operations and is considered a development stage company. In 1993, the Registrant entered into an agreement with Bradley S. Shepherd in which Mr. Shepherd agreed to become an officer and director and use his best efforts to organize and update our books and records and to seek business opportunities for acquisition or participation. The acquisition of Hong Kong Jin Yuan, and, indirectly, Harbin SenRun is such an opportunity.

As a result of the Share Exchange, Hong Kong Jin Yuan became a direct wholly-owned subsidiary of the Registrant, Harbin SenRun became an indirect wholly-owned subsidiary of the Registrant and the Registrant succeeded to the business of Harbin SenRun Forestry Development Co., Ltd., a producer of forest products with forest assets located mainly over the Small Xing An Mountains, Jia Yin County, and the Harbin Wu Chang District of Heilongjiang Province of Northern China.

Harbin SenRun was founded in 2004. It currently has a workforce of 8 full time employees, in sales, administration and supporting services. It recruits temporary part-time workers to carry out felling, cutting and forestry plantation and protection.

RESULTS OF OPERATIONS

The following table shows the financial data of the consolidated statements of operations of the Company and its subsidiaries for the years ended December 2007 and 2006.  The data should be read in conjunction with the audited consolidated financial statements of the Company and related notes thereto.

Fiscal Year Ended December 31, 2007.

Year Ended December 31,	2007	2006
Net Sales Revenue:	$0	$68,329
General and Administrative Expenses:	$103,155	$59,018
Income (Loss) Before Taxes:	$(103,155)	$9,311
Net Income (Loss):	$(103,155)	$9,311

FISCAL YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006.

OPERATING REVENUE

Consolidated net sales revenue for the twelve-month period ended December 31, 2007 was $0, compared to $68,329 for the same corresponding period in year 2006, a decrease of $68,329 or 100%. The decrease was mainly the result of failing to acquire the wood-cutting quota from the local government department of Tieli Bureau of Forestry and there were no production in 2007. The Company is currently in the process of getting the wood-cutting quota from the government.

Income before taxes decreased by $112,466 for the twelve-month period ended December 31, 2007, compared to the same corresponding period in year 2006. The decrease was predominantly caused by failing to acquire log-cutting quota from the local Bureau of Forestry. The local Tieli Bureau of Forestry was undertaking a organization reform and didn’t issue any wood-cutting quota to local timberlands in 2007.

Since the Company didn’t get any sales revenue from selling log in 2007, the percentage of total operating revenues, consolidated gross profit margins cannot be measured in 2007.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by approximately $44,137 to $103,155 for the year ended December 31, 2007 from $59,018 for the same corresponding period in 2006. The increase was mainly due to the costs incurred as the result of merger.

NET LOSS

Net loss was approximately $103,155 for the year ended December 31, 2007, as compared to the same corresponding period in year 2006 for a net income of $9,311. The decrease in net loss was the result of failing to sell log products without the wood-cutting quota from local Bureau of Forestry.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007, cash and cash equivalents totaled $2,660. This cash position was the result of a combination of cash at beginning of period in the amount of $6,588 and net cash provided by financing activities in the amount of $136,568, offset by net cash used in operating activities in the amount of $85,181.  The increase in financing activities was mainly due to the capital distribution of $648,291 and offset by Payment of cash dividends of $519,713.  There is no cash used in investing activities in year 2007.

We believe that said level of financial resources is a significant factor for our future development and accordingly may choose at any time to raise capital through private debt or equity financing to strengthen our financial position, facilitate growth and provide us with additional flexibility to take advantage of business opportunities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of China Forestry’s financial condition presented in this section are based upon the audited financial statements of the company, which have been prepared in accordance with the generally accepted accounting principles in the United States. During the preparation of the financial statements, the company was required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the company evaluates its estimates and judgments, including those related to investments, fixed assets, income taxes and other contingencies. The company bases its estimates on historical experience and on various other assumptions that it believes are reasonable under current conditions. Actual results may differ from these estimates under different assumptions or conditions.

In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policy,” China Forestry identified the most critical accounting principles upon which its financial status depends. The company determined that those critical accounting principles are related to the use of estimates, revenue recognition, and income tax and impairment of long-lived assets. The company presents these accounting policies in the relevant sections in this management’s discussion and analysis, including the Recently Issued Accounting Pronouncements discussed below.

Off-Balance Sheet Arrangements. China Forestry has not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. China forestry has not entered into any derivative contracts that are indexed to China Forestry’s shares and classified as equity or that are not reflected in China Forestry’s financial statements. Furthermore, the company does not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. China Forestry does not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to the Company or engages in leasing, hedging or research and development services with the Company.

Inflation. China Forestry believes that inflation has not had a material effect on its operations to date.

Income Taxes. China Forestry has adopted Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. Since China forestry had no operations within the United States there is no provision for US income taxes and there are no deferred tax amounts as of December 31, 2007. The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed.  It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they related to income taxes levied by the same taxation authority and the Company intends to settle current tax assets and liabilities on a net basis.

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on January 1, 2008. The Company does not expect that the adoption of SFAS 159 will have a material impact on its financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133" ("FAS 161"). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently assessing the impact of FAS 161.

Item 7.                      Financial Statements

CHINA FORESTRY, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
      China Forestry, Inc. and Subsidiaries
      (formerly Patriot Investment Corp)
      Harbin, Heilongjiang Province, People’s Republic of China

We have audited the accompanying consolidated balance sheet of China Forestry, Inc. and Subsidiaries, as of December 31, 2007 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2007 and December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2007 and the consolidated results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, The Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

May 15, 2008

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

December 31,
2007

ASSETS

Current Assets
Cash	$2,660
Prepaid expenses	6,409
Total Current Assets	9,069

Timberlands - net (Note 3)	810,701

Total Assets	$819,770

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accrued expenses	$4,171
Due to shareholders	15,623
Total Current Liabilities	19,794

Shareholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 50,000,000 shares issued and outstanding (Note 6)	50,000
Additional Paid-in Capital	854,264
Accumulated Deficit	(108,644)
Accumulated comprehensive Loss	4,356
Shareholders' Equity	799,976

Total Liabilities and Shareholders' Equity	$819,770

See Notes to Consolidated Financial Statements.

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006

Revenues	$-	$68,329

Expenses
Selling, general and administrative	103,155	59,018

Net income (loss)	(103,155)	9,311

Basic and Fully Diluted Earnings (Loss) per Share	$(0.00)	$-

Weighted average shares outstanding	48,802,219	-

See Notes to Consolidated Financial Statements.

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006

Operating Activities:
Net income (loss)	$(103,155)	$9,311
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Amortization	16,780	2,523
Changes in operating assets and liabilities:
(Increase)/decrease in prepaid expenses	3,815	(10,224)
Increase/(decrease) in accrued expenses	(2,646)	2,562
Increase/(decrease) in accounts payable	55	3,478
Net cash provided by (used in) operating activities	(85,151)	7,650

Investing Activities
Purchase of Timberland	-	(775,871)
Net cash provided by (used in) investing activities	-	(775,871)

Financing Activities
Proceeds from shareholder loans	13,137	529,774
Repay of loan to shareholders	(5,147)	(11,358)
Capital contribution	648,291	-
Payment of cash dividends	(519,713)	-
Proceeds from long term loans	-	269,089
Repay of long term loans	-	(12,813)
Net cash provided by financing activities	136,568	774,692

Effect of exchange rate changes on cash	(55,345)	(433)

Increase(decrease) in cash	(3,928)	6,038
Cash at beginning of period	6,588	550
Cash at end of period	$2,660	6,588

Supplemental Cash Flow Information:

Interest received (paid) during the year	$-	$-

See Notes to Consolidated Financial Statements.

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the years ended December 31, 2007 and 2006

	Preferred Stock		Common Stock		Addition		Retained
	Shares	Par (0.001)	Shares	Par (0.001)	Paid in Capital	OCI	Earnings	Total

Balances, December 31, 2005	-	$-	-	$-	$-	$5,947	$(14,800)	$(8,853)
Currency translation					(427)	(130)		(557)
Net income							9,311	9,311

Balances, December 31, 2006	-	-	-	-	(427)	5,817	(5,489)	(99)

Preferred shares issued under merger	10,000,000	10,000						-
Common shares issued under merger			2,470,000	2,470	633,004			635,474
Conversion of preferred to common	(10,000,000)	(10,000)	47,530,000	47,530	(47,530)			-
Special distribution					(635,475)			(635,475)
Contribution of shareholder debt to equity					846,382			846,382
Cash Contributions					58,310			58,310
Currency translation						(1,461)		(1,461)
Net income							(103,155)	(103,155)
Rounding
Balances, December 31 , 2007	-	$-	50,000,000	$50,000	$854,264	$4,356	$(108,644)	$799,976

See accompanying summary of accounting policies and notes to financial statements

CHINA FORESTRY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - ORGANIZATION AND BUSINESS BACKGROUND

Patriot Investment Corp., (the “Company” or “Patriot”) was incorporated under the law of the State of Nevada on January 13, 1986. The Company is principally engaged in the growing and harvesting of timber and manufacture and marketing of lumber in the People’s Republic of China (“PRC”) through its holding and subsidiaries, Everwin Development Limited (“Everwin”) and Jin Yuan Global Limited (“Jin Yuan”).

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

On January 10, 2007, Jin Yuan acquired 51% of the equity ownership in Senrun.

On March 10, 2007, Mr. Han Degong (the “Trustee”), citizen of the PRC, who owns a 49% equity ownership interest in Senrun, executed Trust and Indemnity Agreements with Jin Yuan Global Limited, pursuant which the Trustee assigned to Jin Yuan Global Limited all of the beneficial interest in the Trustee’s equity ownership in the Company. These arrangements have been undertaken solely to satisfy the PRC regulations, which prohibits foreign companies from owning or operating the forestry business in the PRC. Through the transaction and agreement described in preceding paragraphs, Senrun is deemed a 100% subsidiary of Jin Yuan.

On June 26, 2007, under the terms of the Share Exchange Agreement, Everwin exchanged all share capital of Jin Yuan together with the sum of $635,000 for the Company’s 10,000,000 restricted shares of Series A Convertible Preferred Stock, $.001par value. The Company’s 10,000,000 shares of Preferred Stock was converted into 47,530,000 shares of the Company’s common stock.

As a result of Share Exchange Agreement, the transaction was treated for accounting purposes as a recapitalization and reverse merger by the accounting acquirer (Senrun).

The consolidated balance sheet consists of the net assets of the accounting acquirer at historical cost; and the consolidated statements of operations include the operations of the accounting acquirer for the years presented

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of China Forestry, Inc. and its wholly-owned subsidiaries, Everwin Development Limited and Jin Yuan Global Limited. All significant inter-company accounts and balances have been eliminated in consolidation.

Basis of Presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Use of Estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the year reported. Actual results may differ from these estimates.

Foreign Currency Translation

The functional currency of the Company is the Renminbi (“RMB”). The accompanying financial statements have been expressed in United States dollars, the reporting currency of the Company. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates as of the balance sheet date. The statements of operations are translated using a weighted average rate for the period. Translation adjustments are reflected as accumulated comprehensive income in shareholders’ equity.

CHINA FORESTRY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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

Basic and Diluted Net Loss per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2007 and 2006, there were no potential dilutive securities and therefore no diluted net loss per common share was calculated.

Revenue Recognition

Revenues are recognized when products are shipped to customers, both title and the risks and rewards of ownership are transferred or services have been rendered and accepted, and collectability is reasonably assured.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less.

Timberland

Timberland is stated at acquisition cost less accumulated amortization. Since private ownership of timberland is not allowed in the People’s Republic of China, the Company acquired the user right of timberland from the government. The user right is good for 50 to 70 years and with the user right, the timber on the timberland is under the Company’s ownership. Amortization of the use right on timberland is primarily determined using the straight-line method over the life of usage right.

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value.

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

CHINA FORESTRY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

New Accounting Pronouncements

There were various accounting standards and interpretations issued during 2007 and 2006, none of which are expected to have a material impact on the Company’s consolidated financial position, operations or cash flows.

NOTE 2 - GOING CONCERN

The Company’s ability to continue as a going concern is ultimately contingent upon its ability to attain profitable operations through the successful development of its business plan. As shown in the accompanying consolidated financial statements, the Company incurred losses and profit of $103,155 and $9,311 for the years ended December 31, 2007 and 2006, respectively, and has an accumulated deficit of $108,644 as of December 31, 2007 through its limited operations. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company is actively pursuing additional funding and a potential merger or acquisition candidate and strategic partners, which would enhance owners’ investment. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - TIMBERLANDS

Timberlands consist of the following as of December 31, 2007:

As of December 31, 2007:

Location	Usage Right Effective Period	Amount
Ping Yang He Forestry Center*	02/09/2004 - 02/09/2074	$0
Jiu Lien Forestry Center	09/08/2006 - 09/08/2056	336,101
Wei Xing Forestry Center	08/30/2006 - 08/30/2056	320,745
Mao Lin Forestry Center	12/01/2006 - 12/01/2056	173,214
Total Cost		830,060
Less: Accumulated Amortization		(19,359)
Net Timberlands		$810,701

*Ping Yang He Forestry Center was contributed by the shareholder valued at zero, due to there was no cost associated with this contributed asset.

The expense was $82,523 and $16,780 for the years ended December 31, 2006 and 2007, respectively.

CHINA FORESTRY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 4 - RELATED PARTY TRANSACTIONS

Mr. Degong Han and Mr. Guiying Niu are the majority shareholders of the Company since inception and is provided funds in the form of non interest-bearing shareholders’ loans to China Forestry Inc.  Mr. Han and Mr. Niu forgave the debt obligation of the Company for previously paid advances in the amount of $846,382 as of December 31, 2007 and it was contributed to additional paid in capital. $15,623 remained owed to these shareholders as of December 31, 2007.

NOTE 5 - INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During the years ended December 31, 2007 and 2006, the Company incurred net losses and, therefore, has no tax expense. The net deferred tax asset generated by the loss carry-forward has been fully reserved.

At December 31, 2007, deferred tax assets consisted of the following:

Deferred Tax Assets	$36,000
Valuation Allowance	(36,000)
Net Deferred Tax Assets	$0

NOTE 6 - PREFERRED AND COMMON STOCK

Preferred Stock

Prior to the reverse merger of the Company, there was no preferred stock issued and outstanding. Pursuant to the Share Exchange Agreement on June 26, 2007, 10,000,000 shares of Series A Convertible Preferred Stock were issued to Everwin Development Ltd., an incorporation under British Virgin Islands (“Everwin”) in exchange for all outstanding share capital of Jin Yuan. The Preferred Stock was subsequently converted into 47,530,000 shares of common stock on December 13, 2007, leaving none issued and outstanding as of December 31, 2007.

Common Stock

Prior to the reverse merger of the Company, there were 47,000,000 shares of common stock issued and outstanding. Following the execution of Special Cash Distribution of $635,475 provided by the Share Exchange Agreement on July 17, 2007 the share certificates of Bradley Shepherd and Todd Gee totaled 44,851,500 shares of the Company’s restricted common stock were cancelled and exchanged for 321,500 new restricted shares of the Company’s common stock, making the number of total outstanding common shares amounted 2,470,000. On December 13, 2007 Everwin converted its 10,000,000 shares of Series A Convertible Preferred Stock into 47,530,000 shares of common stock, making the total outstanding common shares 50,000,000.

On December 13, 2007, a simple majority of shareholders of the Company voted to increase the authorized number of shares of common stock, $.001 par value, of the Company from 50,000,000 shares to 200,000,000 shares.

Item 8.                      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

(a)           On April 16, 2008, the Registrant terminated Turner Stone & Company as the independent registered public accounting firm for the Registrant because Turner, Stone failed to complete the Registrant's 2007 audit on a timely basis. The dismissal of Turner, Stone was approved unanimously by the Board of Directors. Additional disclosure with respect to this dismissal is contained in a Form 8-K filed with the Commission on April 23, 2008 and in a Form 8-K/A filed with the Commission on May 8, 2008, both of which are hereby incorporated by reference herein.

(b)           On April 16, 2008, the Registrant engaged Malone & Bailey, PC as its independent registered public accounting firm. The Registrant had not consulted with Malone & Bailey regarding the application of accounting principles to any contemplated or completed transactions, nor the type of audit opinion that might be rendered on the Registrant's financial statements, and neither oral nor written advice was provided that would be an important factor considered by the Registrant in reaching a decision as to an accounting, auditing or financial reporting issue.

(c)    On January 23, 2008, the Registrant dismissed Kempisty & Company, Certified Public Accountants, as the independent registered public accounting firm for the Registrant. Kempisty & Company, had been the independent registered public accounting firm for and reviewed the balance sheets for the quarters ended  June 30, 2007 and September 30, 2007 of the Registrant and the related consolidated statements of operations, cash flows and stockholders' equity (deficit) for the quarters then ended. All of the foregoing unaudited consolidated financial statements are hereinafter collectively referred to as the “consolidated financial statements.” The review performed by Kempisty & Company of the consolidated financial statements for the two quarters contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, scope or accounting principles. The dismissal of Kempisty & Company was approved unanimously by the Board of Directors.

In connection with Kempisty & Company’s reviews of the interim periods through January 23, 2008, there have been no disagreements between the Registrant and Kempisty & Company on any matter of accounting principles or practices, financial statement disclosure, or scope or procedure, which, if not resolved to the satisfaction of Kempisty & Company would have caused it to make reference thereto in their review of the Registrant’s financial statements for these periods.

The Registrant has made the contents of this Form 8-K filing available to Kempisty & Company and requested it to furnish a letter to the Securities and Exchange Commission as to whether Kempisty & Company agrees or disagrees with, or wishes to clarify Registrant’s expression of its views. A copy of Kempisty & Company’s letter to the SEC is included as an exhibit to this filing.

(d)    On January 23, 2008, the Registrant engaged Turner, Stone & Company, Certified Public Accountants, as its independent registered public accounting firm. The Registrant had not consulted with Turner, Stone regarding the application of accounting principles to any contemplated or completed transactions nor the type of audit opinion that might be rendered on the Registrant's financial statements, and neither written nor oral advice was provided that would be an important factor considered by the Registrant in reaching a decision as to an accounting, auditing or financial reporting issue.

(e)    On June 26, 2007, the Registrant dismissed Michael J. Larsen, PC as the independent registered public accounting firm for the Registrant. Michael J. Larsen, PC had been the independent registered public accounting firm for and audited the balance sheet of the Registrant as of December 31, 2006 and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended.  All of the foregoing audited financial statements are hereinafter collectively referred to as the “audited financial statements.” The report of Michael J. Larsen, PC on the audited financial statements contained no adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles, except for an explanatory paragraph relating to the Registrant's ability to continue as a "going concern." The dismissal of Michael J. Larsen, PC was approved unanimously by the Board of Directors.

In connection with the audit for the most recent fiscal year by Michael J. Larsen, PC and in connection with Michael J. Larsen, PC’s review of the subsequent interim periods through June 26, 2007, there have been no disagreements between the Registrant and Michael J. Larsen, PC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Michael J. Larsen, PC would have caused it to make reference thereto in its report on the Registrant’s financial statements for these periods.

The Registrant has made the contents of this Form 8-K filing available to Michael J. Larsen, PC and requested it to furnish a letter to the Securities and Exchange Commission as to whether Michael J. Larsen, PC agrees or disagrees with, or wishes to clarify the Registrant’s expression of its views. A copy of Michael J. Larsen, PC’s letter to the SEC is included as an exhibit to this filing.  In the previous Form 8-K filing made on January 30, 2008, a letter was included for Michael J. Larsen, PC which purported to express its views on the filing.  Michael J. Larsen, PC did not  provide nor did it author such letter and the filing of the letter was in error.  However, Michael J. Larsen, PC has reviewed this Form 8-K/A filing and provided the letter which is attached hereto.

(f)           On June 26, 2007, the Registrant engaged Kempisty & Company, Certified Public Accountants, as its independent registered public accounting firm. The Registrant has not consulted with Kempisty & Company regarding the application of accounting principles to any contemplated or completed transactions nor the type of audit opinion that might be rendered on the Registrant's financial statements, and neither written nor oral advice was provided that would be an important factor considered by the Registrant in reaching a decision as to an accounting, auditing or financial reporting issue.

Item 8A.  Controls and Procedures

Annual Evaluation of Controls.  As of the end of the period covered by this annual report on Form 10-KSB, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls"). This evaluation (“Evaluation”) was performed by our Chief Executive Officer, Yuan Tian (our “CEO”), and our Chief Financial Officer, Man Ha (our “CFO”).  In addition, we have discussed these matters with our securities counsel.  In this section, we present the conclusions of our CEO and CFO based on and as of the date of the Evaluation with respect to the effectiveness of our Disclosure Controls.

CEO and CFO Certifications.  Attached to this annual report are certain certifications of the CEO and CFO, which are required in accordance with the Exchange Act and the Commission's rules implementing such section (the "Rule 13a-14(a)/15d–14(a) Certifications"). This section of the annual report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d–14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d–14(a) Certifications for a more complete understanding of the topic presented.

Disclosure Controls. Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to us is made known to the CEO and the CFO by others, particularly during the period in which the applicable report is being prepared.

Limitations on the Effectiveness of Controls. Our management does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well developed and operated, can provide only reasonable, but not absolute assurance that the objectives of the control system are met.  Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their design and monitoring costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of a system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Evaluation. The CEO and CFO's evaluation of our Disclosure Controls included a review of the controls' (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this annual report. In the course of the Evaluation, the CEO and CFO sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to make modifications if and as necessary.  Our intent in this regard is that the Disclosure Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

Conclusions.  Based upon the Evaluation, our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives. Our CEO and CFO have concluded that our disclosure controls and procedures are not effective at that reasonable assurance level to ensure that material information relating to the Company is not made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are not effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principals generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter or fiscal year that has materially affected, or is reasonably likely to affect, our Internal Controls.

The material weakness relates to lack of segregation of duty, financial statements disclosures and related party transactions. These deficiencies have been disclosed to our Board of Directors. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. We are in the process of improving our internal control over financial reporting in an effort to remediate these deficiencies by improving supervision and increasing training of our accounting staff with our auditors and other outside advisors respect to generally accepted accounting principles, providing additional training to ensure that our controls management regarding use of estimates in accordance with generally accepted accounting principles, increasing the use of contract accounting assistance and procedures are adequate increasing the frequency of internal financial statement review.

ITEM 8A(T) - CONTROLS AND PROCEDURES

(a)           The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007.

(b)           This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

(c)           There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 9. Directors and Executive Officers of the Registrant

Directors and Executive Officers

The following table sets forth information regarding the members of our board of directors and our executive officers and other significant employees. All directors hold office for one-year terms until the election and qualification of their successors. Officers are elected annually by the board of directors and serve at the discretion of the board.

The table below sets forth what our directors and executive officers will be upon the expiration of the ten day notice period under Rule 14f-1, and, in that connection, we filed with the Commission and mailed to our shareholders of record a Schedule 14F-1, which serves to provide such notice on June 27, 2007. Such notice period will expire on July 7, 2007. In the interim, all of the officers of the Registrant serving at closing resigned from such positions and the following persons were designated to the specified offices by Everwin, namely, Chunman Zhang as CEO, CFO and Treasurer, and Degong Han as President and Secretary. In addition, at closing Todd Gee resigned as a director of the Registrant and Man Ha, a nominee of Everwin, was appointed to fill the vacancy created by Mr. Gee’s resignation. Further, at closing Bradley Shepherd resigned from his position as a director effective upon the expiration of the ten day notice period required by Rule 14f-1, at which time the Registrant’s intends to increase the board and Kunlun Wang and Degong Han will be appointed directors

Name	Age	Position
Tian, Yuan	34	CEO and Director
Han, Degong	52	President, Secretary and Director
Wang, Kunlun	39	Director
Ha, Man	45	CFO, Treasurer and Director

Backgrounds of Directors and Officers

Yuan, TIAN, Chief Executive Officer and Director - 34

Mr. Tian graduated from the Institute of National Economic Management in Renmin University of China with a Bachelors of Economics Degree in 1996, and attended senior EMBA courses in Schenzhen Academy of Tsinghua University in 2001.  In July 1996, Mr. Tian started his career in the Marketing Department of Hainan Airline Co., Ltd.  In 1998 he was appointed as Project & Marketing Leader to establish the Hainan Airline Hotel Group.  After that, Mr. Tian was appointed as Assistant to the General Manager, Marketing Department in Hainan Airline Hotel Group, and general manager of Hainan Airline Commercial Tourism Co., Ltd.  In October 1999, he joined Guangdong Huajing Industrial (Group) Co., Ltd. as Assistant to the General Manager.  In April 2003, he joined Guangzhou Hengda Industrial (Group) Co., Ltd. as the Officer to the President.  From August 2005 to August 2006, he joined Guangdong New Generation Commercial Management Co., Ltd. and was appointed as General Manager of the marketing center, and Officer of non-ticket section management office, and Director of Tourism Credit Center.  From 2006 to January 2007, he was appointed as CEO of Suzhou Tongli International Tourism Development Co., Ltd.  In February 2007, Mr. Tian worked as the General Manager in the Network Payment Department in Guangdong Tour Electric Commercial Traveling Service Co., Ltd.

Degong HAN, President, Secretary and Director - 52

Mr. Han used to work in YiChun Xinqing Forestry Bureau as a supervisor of the sales department in 1979. After 4 years, he was promoted to the position of administrator and in 1995, Han was the senior manager of the forestry bureau. In August 1990, Han achieved the Reward Degree of Forestry Studies.  From 1996 to 2003, Han began to research the innovation of the forestry industry. And from 2004, he found Harbin Senrun Forestry Development Limited.

Kunlun WANG, Director - 39

Ms Wang graduated from Harbin Watercraft Engineering Institute in 1990, and majored in Electron Engineering. From 1990 to 1992, Wang worked in the customer service department in Panasonic Inc. (China), Heilongjiang Province Technique Supports. In 1999, Wang began to work in Zhuhai Northeast Jincheng Estate Limited and worked as an administrator for three years. From 1994 to 1997, she joined the Orient Group (a public company in China) for International Trading. From 1997, Ms. Wang founded the family company, Harbin Pingchuan Pharmaceutical, Inc, a North Carolina corporation, and took the charge of the capital management. On August 2, 2004, the company listed on the OTCBB in the USA. The company effected a redomicile merger with Shandong Zhouyuan Seeds and Nursery Co., a Delaware corporation, and listed on OTCBB in America again with a new ticker symbol. From 2005 to present, Ms. Wang cooperated with Mr. ZENG Zhixiong, the chairman of China World Trade Corporate and founded the World Trade Full Capital (Beijing) Investment Consultancy Limited. Ms. Wang was the Executive Director and the General Manager.

Man HA, Director- 45

Mr. Ha was appointed as Chief Financial Officer of China World Trade Corporation on February 28, 2006. He has over 20 years of experience in the areas of auditing, transaction advisory services and commercial fields. In the past, he was executive director, group financial controller and company secretary of several publicly traded companies that were listed on the Hong Kong Stock Exchange. Mr. Ha holds a Masters Degree in Professional Accounting from the Open University of Hong Kong. He is also a fellow member of The Association of Chartered Certified Accountants and The Hong Kong Institute of Certified Public Accountants.

Meetings of Our Board of Directors

The Registrant’s Board of Directors held two meetings during the fiscal year ended December 31, 2006.

There are no familial relationships between or among our officers and directors.

Meetings of Our Board of Directors

The Registrant’s Board of Directors took all actions by unanimous written consent without a meeting during the fiscal year ended December 31, 2007.

Board Committees

Audit Committee. The Company intends to establish an audit committee of the board of directors, which will consist of soon-to-be-nominated independent directors. The audit committee’s duties would be to recommend to the Company’s Board of Directors the engagement of independent auditors to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee would at all times be composed exclusively of directors who are, in the opinion of the Company’s Board of Directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Compensation Committee. The Company intends to establish a compensation committee of the Board of Directors. The compensation committee would review and approve the Company’s salary and benefits policies, including compensation of executive officers.

Director Compensation

The Company paid nil to its directors for service as directors in 2007, and the Company has not paid its directors any separate compensation in respect of their services on the board. However, in the future, the Company intends to implement a market-based director compensation program.

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company’s principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as other employees (the "Code of Ethics"), a copy of which is attached as Exhibit 14.1 to our Form 10-KSB for the fiscal year ended December 31, 2006, and is incorporated herein by reference. The Code of Ethics is designed with the intent to deter wrongdoing, and to promote the following:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships
•
Full, fair, accurate, timely and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer

•	Compliance with applicable governmental laws, rules and regulations
•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code
•	Accountability for adherence to the code

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-KSB, any failure to comply therewith during the fiscal year ended December 2007. The Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Company’s common stock. In making this statement, the Company has relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

Item 10.         Executive Compensation

The following Summary Compensation Table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by the Company’s chief executive officer and all other executive officers who received or are entitled to receive remuneration in excess of $100,000 during the stated periods.
SUMMARY COMPENSATION TABLE

Name of Officer	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total

Tian, Yuan	2007	0	--	--	--	--	--	--	--
	2006	0	--	--	--	--	--	--	--
	2005	0	--	--	--	--	--	--	--
Han, Degong	2007	$1,000	--	--	--	--	--	--	$1,000
	2006	0	--	--	--	--	--	--	--
	2005	0	--	--	--	--	--	--	--

Option Grants in Last Fiscal Year

There were no options granted to any of the named executive officers during the year ended December 31, 2007.

During the year ended December 31, 2007, none of the named executive officers exercised any stock options.

Employment Agreements

The Company has no employment agreements with any of its employees.

Equity Compensation Plan Information

The Company currently does not have any equity compensation plans; however the Company is currently deliberating on implementing an equity compensation plan.

Directors’ and Officers’ Liability Insurance

The Company currently does not have insurance insuring directors and officers against liability; however, the Company is in the process of investigating the availability of such insurance.

Item 11 .	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of June 26, 2007, the number of shares of the Registrant’s Common Stock and owned of record or beneficially by each person known to be the beneficial owner of 5% or more of the issued and outstanding shares of the Registrant’s voting stock, and by each of the Registrant’s directors and executive officers and by all its directors and executive officers as a group.

Except as otherwise specified below, the address of each beneficial owner listed below is Room 517, No. 18 Building, Nangangjizhoing District, Hi-Tech Development Zone, Harbin, Heilongjiang Province, People’s Republic of China.

Title of Class	Name	Number of Shares Owned	Percent of Voting Power

Other Principal Stockholders (5%)

Common	Everwin Development Limited(1)	9,513,743	19%
Common	Tse Wan Yi	2,815,026	5.6%

Directors and Executive Officers

Common	Tian, Yuan	0	0%
Common	Degong Han	9,000,000	18%
Common	Kunlun Wang	0	0%
Common	Man Ha	9,513,743	19%

Common	All Officers and Directors as a Group (4 persons)	18,513,743	37%

(1) The Sole owner and director of Everwin Development Limited is Man Ha, who is also the Chief Financial Officer, Treasurer and a Director of the Company. Mr. Ha deemed to be the beneficial owner of the shares of common stock owned by Everwin Development Ltd.

Item 12 . Certain Relationships and Related Transactions

The Company utilized office space at the residence of Bradley Shepherd at no charge.

For the year ended December 31, 2006, Bradley Shepherd who was then president of the Company advanced $5,100 to the Company.  For the year ended December 31, 2005 and 2004, Mr. Shepherd advanced $9,600 and $6,375 to the Company, respectively. During the year ended December 31, 2004 Mr. Shepherd cancelled and returned to the Company 3,000,000 shares of common stock that had been issued to him in exchange for cash advances in the amount of $3,000 in late 2004 and such advances were reinstated. At Closing under the Exchange Agreement, the Company paid Mr. Shepherd $34,950 in full satisfaction of all advances previously made to the Company by Mr. Shepherd, including interest thereon, which had an outstanding balance of approximately $37,491 on the Closing Date.

At Closing under the Exchange Agreement, Bradley Shepherd and Todd Gee delivered stock certificates representing 44,851,000 shares of the Company’s restricted common stock to the Company’s transfer agent with irrevocable transfer instructions instructing the transfer agent to cancel such shares on the day following the payment date for the Special Cash Distribution of $.01227 per share, and to issue in exchange for such shares 321,500 restricted shares of Patriot common stock following the transactions contemplated by the Share Exchange Agreement, with 221,500 of such shares being issued to Brad Shepherd and 100,000 shares being issued to Todd Gee. The Share Exchange Agreement also provided that during the period from the Closing Date until the date the above share exchange has been completed Mr. Shepherd will vote all shares of Patriot held by him in accordance with the instructions of Everwin.

Mr. Degong Han, the President, Secretary and a major shareholder of China Forestry Inc., has loaned a total of $527,090 to the Harbin SenRun subsidiary of China Forestry, Inc. for operating capital. The loan bears interest at 5% of the net income generated from timberland sales. The principal and interest is due May 15, 2008.  In the event of a default the principal plus 12% interest is due on November 15, 2008. Mr. Man Ha is Chief Financial Officer and Director of China Forestry, Inc. and also is a major shareholder of CHFY. As of December 31, 2007, the entire amount was contributed by converting to additional paid in capital.

Except for the transactions described above, there are no proposed transactions and no transactions during the past two years to which the Company was (or is) a party, and in which any officer, director, or principal stockholder, or their affiliates or associates, was also a party.

Item 13 . Exhibits and Reports on Form 8-K

(a) Exhibits. The exhibit list required by Item 13 of Form 10-KSB is provided in the "Index to Exhibits" located herein, immediately following Item 15.

(b) Reports on Form 8-K Filed in Last Quarter of 2007

(1)	Item 4.01 Form 8-K filed on January 30, 2008 relating to a change in accountants.
(2)	Item 4.01 Form 8-K filed on January 30, 2008 relating to a change in accountants.
(3)	Item 4.01 Form 8-K/A filed on February 4, 2008 relating to a change in accountants.

Item 14.  Principal Accountant Fees and Services

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the accounting firm of Malone & Bailey, Certified Public Accountants, our current independent auditor, and all fees billed for other services rendered by Malone & Bailey, Certified Public Accountants, during those periods.

Year Ended December 31	2007

Audit Fees (1)	$31,000
Audit-Related Fees () (2)	-
Tax Fees (3)	-
All Other Fees (4)	-
Total Accounting Fees and Services	31,000

(1)
Audit Fees. These are fees for professional services for the audit of the Company's annual financial statements, and for the review of the financial statements included in the Company's filings on Form 10-QSB, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of the Company's financial statements.
(3)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.
(4)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

Pre-Approval Policy For Audit and Non-Audit Services

The Company does not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before the Company engages an accountant. All of the services rendered to the Company by the accounting firm of Malone & Bailey, Certified Public Accountants were pre-approved by the Board of Directors of the Company.

The Company is presently working with its legal counsel to establish formal pre-approval policies and procedures for future engagements of the Company's accountants. The new policies and procedures will be detailed as to the particular service, will require that the Board or an audit committee thereof be informed of each service, and will prohibit the delegation of pre-approval responsibilities to management. It is currently anticipated that the Company's new policy will provide (i) for an annual pre-approval, by the Board or audit committee, of all audit, audit-related and non-audit services proposed to be rendered by the independent auditor for the fiscal year, as specifically described in the auditor's engagement letter, and (ii) that additional engagements of the auditor, which were not approved in the annual pre-approval process, and engagements that are anticipated to exceed previously approved thresholds, will be presented on a case-by-case basis, by the President or Controller, for pre-approval by the Board or audit committee, before management engages the auditors for any such purposes. The new policy and procedures may authorize the Board or audit committee to delegate, to one or more of its members, the authority to pre-approve certain permitted services, provided that the estimated fee for any such service does not exceed a specified dollar amount (to be determined). All pre-approvals shall be contingent on a finding, by the Board, audit committee, or delegate, as the case may be, that the provision of the proposed services is compatible with the maintenance of the auditor's independence in the conduct of its auditing functions. In no event shall any non-audit related service be approved that would result in the independent auditor no longer being considered independent under the applicable rules and regulations of the Securities and Exchange Commission.

INDEX TO EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number	Description

14.1	Code of Ethics, incorporated by reference from our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, filed March 26, 2003
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Yuan Tian, CEO *
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Man Ha, Principal Financial Officer *
32.1	Statement Required By 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002*
32.2	Statement Required By 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002*

  * Filed herewith.

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2008

CHINA FORESTRY, INC.

By:	/s/Yuan Tian
Yuan Tian, Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Yuan Tian	Chief Executive Officer And Director	April 15, 2008
Yuan Tian
/s/ Degong Han	President	April 15, 2008
Degong Han
/s/ Man Ha	CFO and Director	April 15, 2008
Man Ha
/s/ Kunlun, Wang	Director	April 15, 2008
Kunlun, Wang