Form 10-Q
period 2008-03-31
CHINA FORESTRY INC
filed 2008-05-15
CIK 805729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b - 2 of the Exchange Act)   Yes ☐ No ☒

Commission File Number 0-25765

CHINA FORESTRY, INC.
(Exact name of Registrant as specified in its charter)

Nevada	87-0429748
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Room 517, No. 18 Building
Nangangjizhong District, High-Tech Development Zone
Harbin, Heilongjiang Province, The People’s Republic of China
(Address of principal executive offices)

(011) (86) 0451-87011257
(Registrant's telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐   Accelerated Filer ☐   Non-accelerated Filer ☐   Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes ☐   No ☒

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: March 31, 2008, 50,000,000 shares.

CHINA FORESTRY, INC.

Form 10-Q for the period ended March 31, 2008

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	March 31, 2008	December 31, 2007

ASSETS

Current assets
Cash	$3,890	$2,660
Prepaid expenses	5,498	6,409
Total current assets	9,388	9,069

Timberlands – net accumulated amortization	840,083	810,701

Total Assets	$849,471	$819,770

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$4,595	$4,171
Due to related parties	18,667	15,623
Total current liabilities	23,262	19,794

Shareholders’ Equity
Common stock, $.0001 par value, 200,000,000 shares authorized, 50,000,000 shares issued and outstanding	50,000	50,000
Additional paid-in capital	854,264	854,264
Deficit	(115,928)	(108,644)
Other comprehensive income	37,873	4,356
Shareholders’ equity	826,209	799,976

Total Liabilities and Shareholders’ Equity	$849,471	$819,770

See notes to the consolidated financial statements.

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended March 31,
	2008	2007

Operating expenses	$--	$--
Net income (loss)	(7,283)	(8,849)
	$(7,283)	$(8,849)

Basic and Diluted Earnings per Share	$(0.00)	$(0.00)

Weighted average shares outstanding	50,000,000	50,000,000

See notes to the consolidated financial statements.

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended March 31,
	2008	2007

Cash flows from operating activities
Net income (loss)	$(7,283)	$(8,849)
Adjustments to reconcile net loss to net cash used by operations:
Impairment loss on timberlands	-	-
Amortization expense	4,231	3,905
Changes in operating assets and liabilities:
Prepaid expenses	911	965
Accounts payable and accrued expenses	423	1,540
Net cash used by operating activities	(1,718)	(2,439)

Cash flows from financing activities
Advances from related parties	2,795	7,740
Net cash provided by financing activities	2,795	7,740

Effect of exchange rate changes on cash	153	(8,925)

Increase (decrease) in cash	1,230	(3,624)

Cash at beginning of period	2,660	6,588

Cash at end of period	$3,890	$2,964

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$-	$-

Income tax paid	$-	$-

See notes to the consolidated financial statements.

CHINA FORESTRY, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of China Forestry, Inc. and Subsidiaries, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in China Forestry’s latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in Form 10-KSB, have been omitted.

NOTE 2 - GOING CONCERN

As of March 31, 2008, China Forestry had incurred accumulated losses of $115,928 from operations since its inception and has limited operations. China Forestry is actively pursuing additional funding and a potential merger or acquisition candidate and strategic partners, which would enhance owners’ investment. The financial statements do not include any adjustments that might be necessary if China Forestry is unable to continue as a going concern.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As a result of a Share Exchange, Hong Kong Jin Yuan became a wholly-owned subsidiary of the Registrant, Harbin SenRun became an indirect wholly-owned subsidiary of the Registrant, and the Registrant succeeded to the business of Harbin SenRun Forestry Development Co., Ltd., a producer of forest products with approximately 1,561 hectares of State forest assets located mainly over the Small Xing An Mountains, Jin Yin County, and the Harbin Wu Chang District of Heilongjiang Province of Northern China.

Harbin SenRun was founded in 2004.  It currently has a workforce of 8 full time employees, mainly in sales, administration and in supporting services. It recruits temporary part-time workers to carry out felling, cutting and forestry plantation and protection.

Harbin SenRun engages in the business of conserving and managing forests and forest lands to provide a sustained supply of forest products, forest conditions, and other forest values desired by its position as a forest user. Its primary operations are felling trees and selling the logs.  Its principal revenue producer is log sales.

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

Material Terms and Conditions of the Share Exchange Agreement

On June 26, 2007, the Registrant simultaneously entered into, and closed under, a Share Exchange Agreement, by and among the Registrant, Harbin SenRun, Bradley Shepherd, the President and majority shareholder of the Registrant (“Shepherd”), Everwin Development Ltd., a corporation organized under the laws of the British Virgin Islands (“Everwin”), and beneficial owner of 100% of the share capital of Hong Kong Jin Yuan, and the Jin Yuan Global Limited Trust, a Hong Kong trust created pursuant to a Declaration of Trust and a Trust and Indemnity Agreement dated March 10, 2007 (the “Jin Yuan Global Limited Trust”). the transactions contemplated by the Share Exchange Agreement are herein referred to as the “Share Exchange.” At the closing of the Share Exchange, Everwin transferred all of its share capital of Hong Kong Jin Yuan together with the sum of $610,000 in cash, plus $25,000 in  proceeds of a cash deposit that was retained by the Registrant, to the Registrant in exchange for  an aggregate of 10,000,000 shares of Series A Convertible Preferred Stock, which preferred shares were converted into 47,530,000 shares of common stock of the Registrant, thus causing Hong Kong Jin Yuan to become a wholly-owned subsidiary of the Registrant and Harbin SenRun to become an indirect wholly-owned subsidiary of the Registrant.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008

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

Accounts Receivable, Trade and Allowance for Doubtful Accounts. Harbin SenRun’s business operations are conducted in the People's Republic of China. During the normal course of business, Harbin SenRun extends unsecured credit to its customers. There is a zero balance for accounts receivable, trade outstanding at March 31, 2008. Management reviews accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable. Since there is no balance for accounts receivable as of March 31, 2008, no allowances for doubtful accounts were accrued.

Inventories. Inventories are stated at the lower of cost or market using the weighted average method. Harbin SenRun reviews its inventory on a regular basis for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence.  As of March 31, 2008, the Company has determined that no reserves are necessary.

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

Income Taxes. Harbin SenRun has adopted Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109).  SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities.  Provision for income taxes consist of taxes currently due plus deferred taxes. Since Harbin SenRun had no operations within the United States there is no provision for US income taxes and there are no deferred tax amounts at March 31, 2008. The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed.  It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

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

RESULTS OF OPERATIONS

Net Income / Loss

We had net losses of $7,283 and $8,849 for the three months ended March 31, 2008 and 2007, respectively. The net losses in these periods were due primarily to operational expenses, which were $7,283 and $8,849 for the three months ended March 31, 2008 and 2007, respectively. The losses are also a function of having no revenues for the periods.

Revenues

We recorded revenues of zero for the three months ended March 31, 2008 and 2007, respectively. This result is a function of lack of business during these periods and also the Company is in the process of getting the wood-cutting quota.

Liquidity and Capital Resources

Net cash flows used by operating activities were $1,718 and $2,439 for the three months ended March 31, 2008 and 2007, respectively. This was primarily attributable to net losses, which were $7,283 and $8,849 for the three months ended March 31, 2008 and 2007, respectively, offset by the non-cash charges for amortization during the three months ended March 31, 2008 and 2007 in the amount of $4,231 and $3,905, respectively.

Net cash flows used in investing activities for the three months ended March 31, 2008 and 2007 were $-0- and $-0-, respectively.

Net cash flows provided by financing activities were $2,795 and $7,740 for the three months ended March 31, 2008 and 2007, respectively.

Overall, we have funded most of our cash needs from inception through March 31, 2008 with proceeds from shareholder loans and capital contributions.

On March 31, 2008, we had cash of $3,809 on hand. We anticipate raising funds through an equity or debt offering or with a strategic partner in order to enable us to continue operations.

During the three-month period ended March 31, 2008, the Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments nor held any marketable equity securities of publicly traded companies. Accordingly, the Company believes its exposure to market interest rate risk and price risk is not material.

During the three-month period ended March 31, 2008, the Company has no material purchases of investments.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, operations of the Company are exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing and investing yields. During the first three months of 2008, the Company has not utilized any financing arrangements or investing arrangements and is not currently subject to any market risk.

ITEM 4(A) - CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) of the Company have concluded, based on their evaluation as of March 31, 2008, that the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are, to the best of their knowledge, not yet effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended March 31, 2008, there were no changes in the internal controls of the Company over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the internal controls of the Company over financial reporting.

ITEM 4(A)T – INTERNAL CONTROL OVER FINANCIAL REPORTING

(a)           The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was not yet effective as of March 31, 2007. See the discussion under Item 4(A) above.

(b)           This quarterly report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

(c)           There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Company's Chief Executive Officer Pursuant to 18 U.S.C. SS. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. SS. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA FORESTRY, INC.
(Registrant)

May 15, 2008	/s/Yuan Tian
Yuan Tian
Chief Executive Officer
(Principal Executive Officer)

May 15, 2008	/s/Man Ha
Man Ha
Chief Financial Officer
(Principal Accounting Officer)