Form 10-Q
period 2008-06-30
CHINA FORESTRY INC
filed 2008-08-14
CIK 805729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: August 13, 2008, 50,000,000 shares.

CHINA FORESTRY, INC.

Form 10-Q for the period ended June 30, 2008

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2008	December 31, 2007

ASSETS

Current assets
Cash	$2,632	$2,660
Prepaid expenses	4,401	6,409
Total current assets	7,033	9,069

Timberlands – net accumulated amortization	851,680	810,701

Total Assets	$858,713	$819,770

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$4,938	$4,171
Due to related parties	62,742	15,623
Total current liabilities and Total liabilities	67,680	19,794

Shareholders’ Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; None outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 50,000,000 shares issued and outstanding	50,000	50,000
Additional paid-in capital	854,264	854,264
Accumulated Deficit	(167,235)	(108,644)
Accumulated other comprehensive income	54,004	4,356
Total Shareholders’ equity	791,033	799,976

Total Liabilities and Shareholders’ Equity	$858,713	$819,770

See notes to the consolidated financial statements.

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Expenses
General and administrative expenses	$51,308	$8,946	$58,590	$17,781
Net loss	$(51,308)	$(8,946)	$(58,590)	$(17,781)
Other comprehensive income - Foreign exchange gain (loss)	16,131	(228)	49,649	(284)
Comprehensive loss	$(35,177)	$(9,174)	$(8,941)	$(18,065)
Net Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding- basic and diluted	50,000,000	47,000,000	50,000,000	47,000,000

See notes to the consolidated financial statements.

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months ended June 30,
	2008	2007

Cash flows from operating activities
Net income (loss)	$(58,590)	$(17,781)
Adjustments to reconcile net loss to net cash used in operating activities:

Amortization expense	9,999	7,844
Changes in operating assets and liabilities:
Prepaid expenses	2,007	1,910
Accounts payable and accrued expenses	767	843
Net cash used in operating activities	(45,817)	(7,184)

Cash flows from financing activities
Advances from related parties	47,119	13,137

Net cash provided by financing activities	47,119	13,137

Effect of exchange rate changes on cash	(1,330)	(4,046)

Increase (decrease) in cash	(28)	1,907

Cash at beginning of period	2,660	6,582

Cash at end of period	$2,632	$8,489

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$-	$-

Income tax paid	$-	$-

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

NOTE 2 - GOING CONCERN

As of June 30, 2008, China Forestry had incurred accumulated losses of $167,235 from operations since its inception and has limited operations. China Forestry is actively pursuing additional funding and a potential merger or acquisition candidate and strategic partners, which would enhance owners’ investment. The financial statements do not include any adjustments that might be necessary if China Forestry is unable to continue as a going concern.

NOTE 3- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Timberlands

We carried timberland at acquisition cost less accumulated amortization. Since private ownership of timberland is not allowed in the People’s Republic of China, the Company acquired the user right of timberland from the government. We capitalized the acquisition costs of the user right and allocated that cost to the timberland.  The user right is good for from 50 to 70 years and with the user right, the timber on the timberland is under the Company’s ownership. Amortization of the use right on timberland is primarily determined using the straight-line method over the life of usage right. The determination of the carrying value of timberland was based on the third-party appraisal.

We capitalized reforestation costs incurred in developing viable seedling plantations (up to two years from planting), such as site preparation, seedlings, planting, fertilization, insect and wildlife control, thinning and herbicide application. We expensed all other costs, such as property taxes and costs of forest management personnel, as incurred. Once the seedling plantation was viable, we expensed all costs to maintain the viable plantations, such as fertilization, herbicide application, insect and wildlife control, and thinning, as incurred. We capitalized costs incurred to initially build roads as land improvements, and we expensed as incurred costs to maintain these roads.

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

Everwin agreed for a period of one year following the closing that it will not cause or permit the Registrant to affect any reverse stock splits or register more than 6,000,000 shares of the Registrant’s common stock pursuant to a registration statement on Form S-8.

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

In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policy,” Harbin SenRun identified the most critical accounting principles upon which its financial status depends.  Harbin SenRun determined that those critical accounting principles are related to the use of estimates, inventory valuation, revenue recognition, income tax and impairment of intangibles and other long-lived assets. Harbin SenRun presents these accounting policies in the relevant sections in this management’s discussion and analysis, including the Recently Issued Accounting Pronouncements discussed below.

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

Accounts Receivable, Trade and Allowance for Doubtful Accounts. Harbin SenRun’s business operations are conducted in the People's Republic of China. During the normal course of business, Harbin SenRun extends unsecured credit to its customers. There is a zero balance for accounts receivable, trade outstanding at June 30, 2008. Management reviews accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable. Since there is no balance for accounts receivable as of June 30, 2008, no allowances for doubtful accounts were accrued.

Inventories. Inventories are stated at the lower of cost or market using the weighted average method. Harbin SenRun reviews its inventory on a regular basis for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence.  As of June 30, 2008, the Company has determined that no reserves are necessary.

Timberlands. We carried timberland at acquisition cost less accumulated amortization. Since private ownership of timberland is not allowed in the People’s Republic of China, the Company acquired the user right of timberland from the government. We capitalized the acquisition costs of the user right and allocated that cost to the timberland.  The user right is good for from 50 to 70 years and with the user right, the timber on the timberland is under the Company’s ownership. Amortization of the use right on timberland is primarily determined using the straight-line method over the life of usage right. The determination of the carrying value of timberland was based on the third-party appraisal.

We capitalized reforestation costs incurred in developing viable seedling plantations (up to two years from planting), such as site preparation, seedlings, planting, fertilization, insect and wildlife control, thinning and herbicide application. We expensed all other costs, such as property taxes and costs of forest management personnel, as incurred. Once the seedling plantation was viable, we expensed all costs to maintain the viable plantations, such as fertilization, herbicide application, insect and wildlife control, and thinning, as incurred. We capitalized costs incurred to initially build roads as land improvements, and we expensed as incurred costs to maintain these roads.

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

Income Taxes. Harbin SenRun has adopted Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109).  SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities.  Provision for income taxes consist of taxes currently due plus deferred taxes. Since Harbin SenRun had no operations within the United States there is no provision for US income taxes and there are no deferred tax amounts at June 30, 2008. The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed.  It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

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

RESULTS OF OPERATIONS

Net Sales

The company has no sales for the three and six months ended June 30, 2008 and 2007. This result is a function of lack of business during these periods and also the Company is in the process of getting a wood-cutting quota from the government.

Net Income / Loss

We had net losses of $51,308 and $8,946 for the three months ended June 30, 2008 and 2007, respectively. The net losses in these periods were due primarily to general and administrative expenses, which were $51,308 and $8,946 for the three months ended June 30, 2008 and 2007, respectively. The losses are also a function of having no revenues for the periods.

We had net losses of $58,590 and $17,781 for the six months ended June 30, 2008 and 2007, respectively. The net losses in these periods were due primarily to general and administrative expenses, which were $58,590 and $17,781 for the six months ended June 30, 2008 and 2007, respectively. The losses are also a function of having no revenues for the periods.

Liquidity and Capital Resources

Net cash flows used in operating activities were $45,817 and $7,184 for the six months ended June 30, 2008 and 2007, respectively. This was primarily attributable to net losses, which were $58,590 and $17,781 for the six months ended June 30, 2008 and 2007, respectively, offset by the non-cash charges for amortization during the six months ended June 30, 2008 and 2007 in the amount of $9,999 and $7,844, respectively.

Net cash flows used in investing activities for the six months ended June 30, 2008 and 2007 were $-0- and $-0-, respectively.

Net cash flows provided by financing activities were $47,119 and $13,137 for the six months ended June 30, 2008 and 2007, respectively.

Overall, we have funded most of our cash needs from inception through June 30, 2008 with proceeds from shareholder loans and capital contributions.

As of June 30, 2008, we had cash of approximately $2,632, a decrease of $28, versus cash, of approximately $2,660 as of December 31, 2007. We anticipate raising funds through an equity or debt offering or with a strategic partner in order to enable us to continue operations.

During the six-month period ended June 30, 2008, the Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments nor held any marketable equity securities of publicly traded companies. Accordingly, the Company believes its exposure to market interest rate risk and price risk is not material.

During the six-month period ended June 30, 2008, the Company has no material purchases of investments.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, operations of the Company are exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing and investing yields. During the first six months of 2008, the Company has not utilized any financing arrangements or investing arrangements and is not currently subject to any market risk.

ITEM 4(A) - CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) of the Company have concluded, based on their evaluation as of June 30, 2008, that the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are, to the best of their knowledge, not effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended June 30, 2008, there were no changes in the internal controls of the Company over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the internal controls of the Company over financial reporting.

ITEM 4(A)T – INTERNAL CONTROL OVER FINANCIAL REPORTING

(a)           The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2008. See the discussion under Item 4(A) above.

(b)           This quarterly report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this quarterly report.

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

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Company's Chief Executive Officer Pursuant to 18 U.S.C. SS. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. SS. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)           Reports on Form 8-K

8-K	Change in certifying accountants filed on April 23, 2008

8-K/A	Amendment to change in accountants filed on May 8, 2008

8-K/A	Amendment to change in accountants filed on May 30, 2008

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA FORESTRY, INC.
(Registrant)

August 14, 2008	/s/Yuan Tian
Yuan Tian
Chief Executive Officer
(Principal Executive Officer)

August 14, 2008	/s/Man Ha
Man Ha
Chief Financial Officer
(Principal Accounting Officer)