Form 10KSB/A
period 2007-12-31
CHINA FORESTRY INC
filed 2008-11-18
CIK 805729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 1

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

The discussion contained in this 10-KSB/A under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussion under "Description of Business," including the "Risk Factors" described in that section, and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-KSB/A. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-KSB/A that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

CHINA FORESTRY, INC.

TABLE OF CONTENTS

Item		Page

	Part I

1.	Description of Business	4

2.	Description of Property	12

3.	Legal Proceedings	12

4.	Submission of Matters to a Vote of Security Holders	12

	Part II

5.	Market for Common Equity and Related Stockholder Matters	12

6.	Management's Discussion and Analysis or Plan of Operation	14

7.	Financial Statements	17

8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	27

8A.	Disclosure Controls and Procedures	28

8A(T)	Controls and Procedures	29

	Part III

9.	Directors and Executive Officers of the Registrant	3

10.	Executive Compensation	3

11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	3

12.	Certain Relationships and Related Transactions	32

13.	Exhibits, Lists and Reports on Form 8-K	33

14.	Principal Accountant Fees and Services	33

	Other

	Index to Exhibits	34

	Signature Page	34

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

Timberlands  We carried timberland at historical cost less accumulated amortization. Since private ownership of timberland is not allowed in the People’s Republic of China, the Company acquired the user right of timberland from the government. We capitalized the acquisition costs of the user right and allocated that cost to the timberland.  The user right is good for from 50 to 70 years and with the user right, the timber on the timberland is under the Company’s ownership. Amortization of the use right on timberland is primarily determined using the straight-line method over the life of usage right.

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

NOTE 1 - ORGANIZATION AND BUSINESS BACKGROUND (CONT.)

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

Timberland

 The Company carried timberland at historical cost less accumulated amortization. Since private ownership of timberland is not allowed in the People’s Republic of China, the Company acquired the user right of timberland from the government. We capitalized the acquisition costs of the user right and allocated that cost to the timberland.  The user right is good for from 50 to 70 years and with the user right, the timber on the timberland is under the Company’s ownership. Amortization of the use right on timberland is primarily determined using the straight-line method over the life of usage right.

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

The Company capitalized reforestation costs incurred in developing viable seedling plantations (up to two years from planting), such as site preparation, seedlings, planting, fertilization, insect and wildlife control, thinning and herbicide application. We expensed all other costs, such as property taxes and costs of forest management personnel, as incurred. Once the seedling plantation was viable, we expensed all costs to maintain the viable plantations, such as fertilization, herbicide application, insect and wildlife control, and thinning, as incurred. We capitalized costs incurred to initially build roads as land improvements, and we expensed as incurred costs to maintain these roads.

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

NOTE 1 - ORGANIZATION AND BUSINESS BACKGROUND (CONT.)

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

CHINA FORESTRY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Item 8A.  Controls and Procedures

Annual Evaluation of Controls.  As of the end of the period covered by this annual report on Form 10-KSB/A, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls"). This evaluation (“Evaluation”) was performed by our Chief Executive Officer, Yuan Tian (our “CEO”), and our Chief Financial Officer, Man Ha (our “CFO”).  In addition, we have discussed these matters with our securities counsel.  In this section, we present the conclusions of our CEO and CFO based on and as of the date of the Evaluation with respect to the effectiveness of our Disclosure Controls.

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

Item 8A(T).  Controls and Procedures

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

Man HA, Director - 45

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-KSB/A, any failure to comply therewith during the fiscal year ended December 2007. The Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Company’s common stock. In making this statement, the Company has relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

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

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

Item 12.  Certain Relationships and Related Transactions

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

The Ping Yang He Forestry Center was owned by Mr. Degong Han, the president of the Company.  In 2004, Mr. Han contributed the timberland as the registration capital to establish Harbin Senrun Forestry Development Co., Ltd. in exchange for stock in the Company.

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

Item 13.  Exhibits and Reports on Form 8-K

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

Date: November 17, 2008

CHINA FORESTRY, INC.

By:	/s/Yuan Tian
Yuan Tian, Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Yuan Tian	Chief Executive Officer And Director	November 17, 2008
Yuan Tian
/s/ Degong Han	President	November 17, 2008
Degong Han
/s/ Man Ha	CFO and Director	November 17, 2008
Man Ha
/s/ Kunlun, Wang	Director	November 17, 2008
Kunlun, Wang