Form 10-Q/A
period 2008-03-31
CHINA FORESTRY INC
filed 2008-11-18
CIK 805729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
Amendment No. 2

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

CHINA FORESTRY, INC.

Form 10-Q/A2 for the period ended March 31, 2008

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

We capitalized reforestation costs incurred in developing viable seedling plantations (up to two years from planting), such as site preparation, seedlings, planting, fertilization, insect and wildlife control, thinning and herbicide application. We expensed all other costs, such as property taxes and costs of forest management personnel, as incurred. Once the seedling plantation was viable, we expensed all costs to maintain the viable plantations, such as fertilization, herbicide application, insect and wildlife control, and thinning, as incurred. We capitalized costs incurred to initially build roads as land improvements, and we expensed as incurred costs to maintain these roads .

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

ITEM 4(A) - CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) of the Company have concluded, based on their evaluation as of March 31, 2008, that the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are not effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

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

CHINA FORESTRY, INC.
(Registrant)

November 17, 2008	/s/Yuan Tian
Yuan Tian
Chief Executive Officer
(Principal Executive Officer)

November 17, 2008	/s/Man Ha
Man Ha
Chief Financial Officer
(Principal Accounting Officer)