Form 10-Q/A
period 2008-06-30
CHINA FORESTRY INC
filed 2008-11-18
CIK 805729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
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

CHINA FORESTRY, INC.

Form 10-Q/A1 for the period ended June 30, 2008

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

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Expenses
General and administrative expenses	$51,308	$8,946	$058,590	$17,781
Net loss	$(51,308)	$(8,946)	$(58,590)	$(17,781)
Other comprehensive income - Foreign exchange gain (loss)	16,131	(228)	49,649	(284)
Comprehensive loss	$(35,177)	$(9,174)	$(8,941)	$(18,065)

Net Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding- basic and diluted	50,000,000	47,000,000	50,000,000	47,000,000

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