Form 10-Q
period 2008-09-30
CHINA FORESTRY INC
filed 2008-11-18
CIK 805729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: November 14, 2008, 56,000,000 shares.

CHINA FORESTRY, INC.

Form 10-Q for the period ended September 30, 2008

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2008	2007

ASSETS
Current Assets
Cash	$1,711	$2,660
Prepaid expenses	3,209	6,409
Total Current Assets	4,920	9,069

Timberlands - net of accumulated amortization	849,352	810,701

Total Assets	$854,272	$819,770

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable and accrued liabilities	$5,207	$4,171
Due to related parties	62,997	15,623
Total Current Liabilities and Total liabilities	68,204	19,794

Shareholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; None issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 56,000,000 and 50,000,000 shares issued and outstanding	56,000	50,000
Additional paid-in capital	1,938,764	854,264
Accumulated Deficit	(1,264,793)	(108,644)
Accumulated other comprehensive income	56,097	4,356
Total Shareholders' Equity	786,068	799,976
Total Liabilities and Shareholders' Equity	$854,272	$819,770

See accompanying notes to unaudited consolidated financial statements.

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Month Ended		For the Nine Month Ended
	September 30,		September 30,
	2008	2007	2008	2007

Expenses
General and administrative expenses	$1,097,558	$65,491	$1,156,149	$83,272
Net Loss	$(1,097,558)	$(65,491)	$(1,156,149)	$(83,272)

Other comprehensive income - Foreign exchange gain (loss)	2,093	(284)	51,742	(539)

Comprehensive loss	$(1,095,465)	$(65,775)	$(1,104,407)	$(83,811)

Net Loss per share - basic and diluted	$(0.02)	$(0.00)	$(0.02)	$(0.00)

Weighted average shares outstanding - basic and diluted	52,804,348	41,728,804	50,941,606	45,223,626

See accompanying notes to unaudited consolidated financial statements.

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Month Ended
	September 30, 2008	September 30, 2007

Cash flows from operating activities
Net loss	$(1,156,149)	$(83,272)
Adjustments to reconcile income (loss) to net cash used in operations
Amortization expense	13,264	11,852
Stock Based Compensation	1,090,500	-
Changes in operating assets and liabilities:
Prepaid expenses	3,200	2,362
Accounts payable and accrued expenses	1,036	1,218
Net cash used in operating activities	(48,149)	(67,840)

Cash flows from financing activities
Advances from related parties	47,374	66,051
Net cash provided by financing activities	47,374	66,051

Effect of exchange rate changes on cash	(174)	(3,342)

Decrease in cash	(949)	(5,131)
Cash at beginning of period	2,660	6,582
Cash at end of period	$1,711	$1,451

Supplemental cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to unaudited consolidated financial statements.

CHINA FORESTRY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of China Forestry, Inc. and Subsidiaries, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in China Forestry’s latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in Form 10-K, have been omitted.

NOTE 2 - GOING CONCERN

As of September 30, 2008, China Forestry had incurred accumulated losses of $1,264,793 from operations since its inception and has limited operations. These factors raise substantial doubt regarding the China Forestry’s ability to continue as a going concern.  China Forestry is actively pursuing additional funding and a potential merger or acquisition candidate and strategic partners, which would enhance owners’ investment. The financial statements do not include any adjustments that might be necessary if China Forestry is unable to continue as a going concern.

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

NOTE 4 – STOCK BASED COMPENSATION

During the three months ended September 30, 2008, China Forestry issued 6,000,000 common shares for services to outside consultants and recorded $1,090,500 expenses based on the fair value of the common stock at the time the service agreement was signed.

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

Harbin SenRun plans to expand into paper and pulp manufacturing over the next ten years. The company also plans to develop a service industry in its forests, providing hunting, fishing, boating, riding, mountaineering, exploration, photography and the like. Finally, subject to its receipt of additional capital, Harbin SenRun plans to invest $4.0 million in forest resource management and for a forest acquisition program for the year 2009, with an additional $1.0 million to be invested for capital construction, nursery construction, equipment and other overhead. Harbin SenRun will require substantial additional debt or equity capital in order to make such investments and fund such activities and, as of the date hereof, Harbin SenRun has not entered into any agreement or arrangement for the provision of such funding and no assurances can be given that it will be successful in obtaining such funding.

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

Accounts Receivable, Trade and Allowance for Doubtful Accounts. Harbin SenRun’s business operations are conducted in the People's Republic of China. During the normal course of business, Harbin SenRun extends unsecured credit to its customers. There is a zero balance for accounts receivable, trade outstanding at September 30, 2008. Management reviews accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable. Since there is no balance for accounts receivable as of September 30, 2008, no allowances for doubtful accounts were accrued.

Inventories. Inventories are stated at the lower of cost or market using the weighted average method. Harbin SenRun reviews its inventory on a regular basis for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence.  As of September 30, 2008, the Company has determined that no reserves are necessary.

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

Income Taxes. Harbin SenRun has adopted Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109).  SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities.  Provision for income taxes consist of taxes currently due plus deferred taxes. Since Harbin SenRun had no operations within the United States there is no provision for US income taxes and there are no deferred tax amounts at September 30, 2008. The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed.  It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

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

Net Sales

The company had no sales for the three and nine months ended September 30, 2008 and 2007. This result is a function of lack of business during these periods since the company does not have the cutting permits for the log sales and currently is in the process of getting them from the government.

Net Income / Loss

We had net losses of $1,097,558 and $65,491 for the three months ended September 30, 2008 and 2007, respectively. The net losses in these periods were due primarily to the consulting, accounting and legal expenses of going public, which were $1,097,558 and $65,491 for the three months ended September 30, 2008 and 2007, respectively. The losses are also a function of having no revenues for the periods.

We had net losses of $1,156,149 and $83,272 for the nine months ended September 30, 2008 and 2007, respectively. The net losses in these periods were due primarily to the consulting, accounting and legal expenses of going public, which were $1,156,149 and $83,272 for the nine months ended September 30, 2008 and 2007, respectively. The losses are also a function of having no revenues for the periods.

Liquidity and Capital Resources

Net cash flows used in operating activities were $48,149 and $67,840 for the nine months ended September 30, 2008 and 2007, respectively. This was primarily attributable to net losses, which were $1,156,149 and $83,272 for the nine months ended September 30, 2008 and 2007, respectively, offset by the non-cash charges for consulting services during the quarter ended September 30, 2008 and 2007 in the amount of $1,090,500 and 0 and for amortization during the nine months ended September 30, 2008 and 2007 in the amount of $13,264 and $11,852, respectively.

Net cash flows used in investing activities for the nine months ended September 30, 2008 and 2007 were $-0- and $-0-, respectively.

Net cash flows provided by financing activities were $47,374 and $66,051 for the nine months ended September 30, 2008 and 2007, respectively.

Overall, we have funded most of our cash needs from inception through September 30, 2008 with proceeds from shareholder loans and capital contributions.

As of September 30, 2008, we had cash of approximately $1,711, a decrease of $949, versus cash, of approximately $2,660 as of December 31, 2007. We anticipate raising funds through an equity or debt offering or with a strategic partner in order to enable us to continue operations.

During the nine-month period ended September 30, 2008, the Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments nor held any marketable equity securities of publicly traded companies. Accordingly, the Company believes its exposure to market interest rate risk and price risk is not material.

During the nine-month period ended September 30, 2008, the Company had no material purchases of investments.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, operations of the Company are exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing and investing yields. During the first nine months of 2008, the Company has not utilized any financing arrangements or investing arrangements and is not currently subject to any market risk.

ITEM 4(A) - CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) of the Company have concluded, based on their evaluation as of September 30, 2008, that the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are not effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended September 30, 2008, there were no changes in the internal controls of the Company over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the internal controls of the Company over financial reporting.

ITEM 4(A)T – INTERNAL CONTROL OVER FINANCIAL REPORTING

Evaluation of Disclosure Controls and Procedures

(a)           The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting is not effective as of September 30, 2008.

                As a result of management’s evaluation of the effectiveness of the Company’s internal control over financial reporting, referred to in the paragraph above, a material weakness was identified.  A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

                The material weakness that was identified relates to the failure of management to identify and record the issuance of 6.0 million shares of S-8 common stock that were issued to consultants and the related expenses.  Only when the Company’s auditors discovered the issuance by asking the transfer agent for a report on the issued and outstanding shares of common stock, were the auditors informed about the 6.0 million share issuance and were able to properly account for it in the financial statements set forth in this Form 10-Q.

                While the auditors caught the failure of management to identify and record the stock issuance before this Form 10-Q was filed, management nonetheless recognizes that this is a material weakness and must be addressed with improved bookkeeping techniques and the devotion of additional resources to the function of internal control over financial reporting.  Inasmuch as management relies to a large degree on consultants in the preparation of financial statements and reports under the Securities Exchange Act of 1934, as amended, in the future, management will train its own internal staff to perform these functions.

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

Changes in Internal Controls over Financial Reporting

(c)           There have been no changes in the Company's internal controls over financial reporting since the year ended December 31, 2007, known to the chief executive officer or the chief financial officer that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

CHINA FORESTRY, INC.
(Registrant)

November 18, 2008	/s/Yuan Tian
Yuan Tian
Chief Executive Officer
(Principal Executive Officer)

November 18, 2008	/s/Man Ha
Man Ha
Chief Financial Officer
(Principal Accounting Officer)