Form 10-K
period 2008-12-31
CHINA FORESTRY INC
filed 2009-03-31
CIK 805729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission file number 000-25765

CHINA FORESTRY, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0429748
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

Room 517, No. 18 Building Nangangjizhong District, High-Tech Development Zone Harbin, Heilongjiang Province, The People’s Republic of China	(011) (86) 0451-87011257
(Address of principal executive offices) (ZIP Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section12 (g) of the Act: Common Stock, $0.001 par value

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    Accelerated filer    Non-accelerated filer    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes  No ☒

Aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant at December 31, 2008, computed by reference to the closing price of $0.016 per share as of March 26, 2009:  $599,780

Number of common shares outstanding at March 31, 2009: 56,000,000

TABLE OF CONTENTS

PART I

Item 1.                 Business

Forward-looking Statements

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements so as to conform these statements to actual results.

As used in this annual report, the terms "we", "us", "our", “the Company”, and "China Forestry" mean China Forestry, Inc. and all of our subsidiaries, unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

Overview

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

Holding true to its values, Harbin SenRun treats the forest as a renewable resource, a sustainable resource, a storable resource, and a beneficial resource, yielding economic benefits, ecosystem benefits and social benefits. Management notes that the China forest products market grew by 13.68% in 2008 to reach a value of RMB 1,330 billion.

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

How much we sell
There are no sales to customers in 2007 or 2008.

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

Our Business Plan
•	We plan to raise adequate capital over the next ten years and build a pulp and paper plant
•	We plan to acquire sufficient forestry assets to serve as the raw material to our plant
•	We will provide cellulose fibers (pulp) for targeted specialty markets, working closely with our customers to develop unique or specialized applications for cellulose fibers.
•	We will produce uncoated freeset and coated ground wood papers used in various printing and publishing applications.
•	We will manufacture liquid packaging board used primarily for the production of containers.

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

Sales by Product Category

The Company sells logs, which is its sole product category at present; the log sales were $0 for the fiscal year ended December 31, 2008.

The Market for Logs

The World Log Market

Many countries in the world are starting programs to protect their domestic forest industries, reduce illegal logging, protect deforestation, all of which reduces supply. The reduction of supply has lead to increasing log prices in the world market, and this trend has continued over the last several years.

The Log Market in China

According to the International Tropical Timber Organization (“ITTO”), which was established in 1986 under the auspices of the United Nations, the total log production in China was 106,754,000 m3 in 2007, up by 94,665,000 or 12.77% from 2006. Some ITTO consumer countries continued to produce significant quantities of tropical timber products in 2007. China remained the only significant tropical log producer among ITTO consumer countries (1.4 million m3), followed by Australia (41,000 m3), these products being sourced from the tropical regions of both countries.

The products of our primary forestry industry consist of logs, sawn wood, veneer and plywood. The selling prices for China’s major forestry products rose generally in 2008.

The Log Market in Heilongjiang Province, China

According to the China Statistics Yearbook issued by the National Bureau of Statistics of China, the gross output value of the forestry industry rose from RMB0.85 trillion in 2005 to RMB 1.33 trillion in 2008.

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

Intellectual Property

None.

Customers

Log sales

For the twelve month period from January 1, 2008 through December 31, 2008, the Company achieved revenues of $0, so the Company did not have any customers in 2008.

Regulation

According to “The State of the World’s Forests 2009” issued by the Food and Agriculture Organization of the United Nations, forest land in Asia and Pacific area occupies 18.6% of the world total forest land. The area has 136 million hectares of manmade forest, occupying half of the global manmade forest. One third of manmade forest in Asia and Pacific area locate in China and India for environmental protection.

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

Employees

Harbin SenRun has eight full time employees, mainly in sales, administration and supporting services. It recruits temporary part-time workers to carry out felling, cutting and forestry plantation and protection. Harbin SenRun believes it is in compliance with local prevailing wage, contractor licensing and insurance regulations, and has good relations with its employees.

Item 2.                 Properties

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

2.   Jin Lien Forestry Center
The forest land locates near Harbin Wu Chang District of Heilongjiang Province. The site are of the forest was approximately 571 hectares as recorded in the Forest right Certificate.

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

Item 3.                 Legal Proceedings

We know of no material, active or pending legal proceedings against us, our subsidiaries or our property, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders are an adverse party or have a material interest adverse to us.

Item 4.                 Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

		High		Low

2008	First Quarter		$1.01		$0.11
	Second Quarter		$0.62		$0.12
	Third Quarter	$	N/A	$	N/A
	Fourth Quarter		$0.95		$0.03

2007	First Quarter		$0.22		$0.07
	Second Quarter		$0.22		$0.20
	Third Quarter		$0.30		$0.06
	Fourth Quarter		$0.30		$0.06

The transfer agent for our common stock is Interwest Transfer Co., Inc., 1981 East 4800 South, Ste 100, Salt Lake City, UT  84111, Attn Melinda Orth; Tel: (801) 272-9294.

From January 1 to March 26, 2009, the highest and lowest prices of our common shares on the OTC Bulletin Board were $0.07 per share and $0.01 per share. On March 26, 2009, the closing price of our common stock on the OTC Bulletin Board on the last day it traded before the filing of this Annual Report was $0.016 per share.

Holders

As of December 31, 2008, there were 160 holders of record of 56,000,000 outstanding shares of common stock of the Company.

Dividends

Holders of our common stock are entitled to dividends if declared by the Board of Directors out of funds legally available therefore. As of December 31, 2008 no cash dividends have been declared.

Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our results of operation, financial condition, contractual and legal restrictions and other factors the board of directors deem relevant.

Equity Compensation Plans

As of December 31, 2008, we did not have any equity compensation plans.

Recent Sales of Unregistered Securities

We have not made any previously unreported sales of unregistered securities from January 1, 2008 to December 31, 2008.

Recent Purchases of Equity Securities by us and our Affiliated Purchasers

We have not repurchased any of our common stock and have no publicly announced repurchase plans or programs as of December 31, 2008.

Item 6.                 Selected Financial Data

Not applicable.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including, "could" "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this Annual Report.

Results of Operations

Fiscal Year Ended December 31, 2008 Compared to the Fiscal Year Ended December 31, 2007.

	Year Ended December 31,
	2008	2007
Net Sales Revenue:	$0	$0
General and Administrative Expenses:	$1,162,532	$103,155
Income (Loss) Before Taxes:	$(1,162,532)	$(103,155)
Net Income (Loss):	$(1,162,532)	$(103,155)

Operating Revenue

There was no revenue in 2008 or 2007 as a result of failing to acquire the wood-cutting quota from the local government department of Tieli Bureau of Forestry and there was no production in 2008 and 2007. The Company is currently in the process of getting the wood-cutting quota from the government.

Loss before taxes increased by $1,059,377 for the twelve-month period ended December 31, 2008, compared to the same corresponding period in year 2007. The increase was predominantly caused by failing to acquire log-cutting quota from the local Bureau of Forestry. The local Tieli Bureau of Forestry was undertaking an organization reform and didn’t issue any wood-cutting quota to local timberlands in 2008. The increase in loss is also due to China Forestry having issued 6,000,000 common shares for services to outside consultants and recorded $1,090,500 in expenses based on the fair value of the common stock at the time the service agreement was signed during 2008.

Since the Company did not get any sales revenue from selling logs in 2008, the percentage of total operating revenues to consolidated gross profit margins cannot be measured in 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by approximately $1,059,377 to $1,162,532 for the year ended December 31, 2008 from $103,155 for the same corresponding period in 2007. The increase was mainly due to the stock based compensations paid to consultants in 2008.

Net Loss

Net loss was approximately $1,162,532 for the year ended December 31, 2008, as compared to a net loss of $103,155for the same corresponding period in year 2007. The decrease in net loss was the result of failing to sell log products without the wood-cutting quota from local Bureau of Forestry.

Liquidity and Capital Resources

The Company’s ability to continue as a going concern is ultimately contingent upon its ability to attain profitable operations through the successful development of its business plan. As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $1,271,176 as of December 31, 2008 through its limited operations. It has working capital deficits and negative operating cash flows. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company is actively pursuing additional funding and a potential merger or acquisition candidate and strategic partners, which would enhance owners’ investment.

As of December 31, 2008, cash and cash equivalents totaled $2,652. This cash position was the result of a combination of cash at beginning of period in the amount of $2,660 and net cash provided by financing activities in the amount of $49,266, offset by net cash used in operating activities in the amount of $48,883.

We believe that said level of financial resources is a significant factor for our future development and accordingly may choose at any time to raise capital through private debt or equity financing to strengthen our financial position, facilitate growth and provide us with additional flexibility to take advantage of business opportunities.

Off-Balance Sheet Arrangements

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

Inflation

China Forestry believes that inflation has not had a material effect on its operations to date.

Critical Accounting Policies

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

Income Taxes. China Forestry has adopted Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. Since China forestry had no operations within the United States there is no provision for US income taxes and there are no deferred tax amounts as of December 31, 2008. The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed.  It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

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

Item 7A.                      Quantitative and Qualitative Disclosures about Market Risk

Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents with high-quality institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand and therefore bear minimal risk.

Foreign Exchange Risk

The value of the Renminbi against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. Since July 2005, the Renminbi has no longer been pegged to the U.S. Dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market.

Because all of our earnings and cash assets are denominated in Renminbi, but our reporting currency is the U.S. dollar, fluctuations in the exchange rate between the U.S. dollar and the Renminbi will affect our balance sheet and our earnings per share in U.S. dollars. In addition, appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue in the future that will be exchanged into U.S. dollars and earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Most of the transactions of the Company are settled in Renminbi and U.S. dollars. In the opinion of the directors, the Company is not exposed to significant foreign currency risk.

Inflation

Inflationary factors, such as increases in the cost of raw materials and overhead costs, could impair our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of sales revenue if the selling prices of our products do not increase with these increased costs.

Company’s Operations are All in China

All of our operations are conducted in China and are subject to various political, economic, and other risks and uncertainties inherent in conducting business in China.

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

Item 8.                Financial Statements and Supplementary Data

CHINA FORESTRY, INC. AND SUBSIDIARIES

TABLE OF CONTENTS
TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
China Forestry, Inc. and Subsidiaries
(formerly Patriot Investment Corp)
Harbin, Heilongjiang Province, People’s Republic of China

We have audited the accompanying consolidated balance sheets of China Forestry, Inc. and Subsidiaries, as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2008 and 2007 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas
March 30, 2009

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2008 and 2007

	December 31,	December 31,
	2008	2007

ASSETS
Current Assets
Cash	$2,652	$2,660
Prepaid expenses	2,006	6,409
Total Current Assets	4,658	9,069

Timberlands - net (Note3)	845,047	810,701

Total Assets	$849,705	$819,770

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accrued expenses	$5,463	$4,171
Due to shareholders	64,889	15,623
Total Current Liabilities	70,352	19,794

Shareholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000shares authorized, 56,000,000 and 50,000,000 shares issued and outstanding	56,000	50,000
Additional Paid-in Capital	1,938,764	854,264
Accumulated Deficit	(1,271,176)	(108,644)
Accumulated other comprehensive income	55,765	4,356
Shareholders' Equity	779,353	799,976
Total Liabilities and Shareholders' Equity	$849,705	$819,770

See accompanying notes to the Consolidated Financial Statements.

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the years ended December 31, 2008 and 2007

	Year Ended December 31,
	2008	2007

Revenues	$-	$-

Expenses
General and administrative expenses	1,162,532	103,155
Net Loss	$(1,162,532)	$(103,155)

Other comprehensive income-Foreign exchange gain	51,410	4,355

Comprehensive loss	$(1,111,122)	$(98,800)

Net Loss per share - basic and diluted	$(0.02)	$(0.00)

Weighted average shares outstanding - basic and diluted	52,219,178	50,000,000

See accompanying notes to the Consolidated Financial Statements.

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2008 and 2007

	Year Ended December 31,
	2008	2007

Operating Activities:
Net income (loss)	$(1,162,532)	$(103,155)

Adjustments to reconcile income (loss) to net cash provided by (used in) operations:
Amortization	17,454	16,780
Stock Based Compensation	1,090,500	-
Changes in operating assets and liabilities:
(Increase)/decrease in prepaid expenses	4,403	3,815
Increase/(decrease) in accounts payable and accrued expenses	1,292	(2,591)
Net cash provided by (used in) operating activities	(48,883)	(85,151)

Financing Activities
Proceeds from shareholder loans	-	13,137
Capital contribution	-	(5,147)
Payment of cash dividends	-	648,291
Advances from related parties	49,266	(519,713)
Net cash provided by financing activities	49,266	136,568

Effect of exchange rate changes on cash	(391)	(55,345)

Increase(decrease) in cash	(8)	(3,928)
Cash at beginning of period	2,660	6,588
Cash at end of period	$2,652	$2,660

Supplemental Cash Flow Information:
Interest and taxes paid during the year	$-	$-

See accompanying notes to the Consolidated Financial Statements.

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the years ended December 31, 2008 and 2007

	Preferred Stock		Common Stock		Addition		Retained
	Shares	Par (0.001)	Shares	Par (0.001)	Paid in Capital	AOCI	Earnings	Total

Balances, December 31, 2006	-	-	-	-	(427)	5,817	(5,489)	(99)

Preferred shares issued under merger	10,000,000	10,000						10,000
Common shares issued under merger			2,470,000	2,470	633,004			635,474
Conversion of preferred to common	(10,000,000)	(10,000)	47,530,000	47,530	(47,530)			(10,000)
Special distribution					(635,475)			(635,475)
Contribution of shareholder debt to equity					846,382			846,382
Cash Contributions					58,310			58,310
Currency translation						(1,461)		(1,461)
Net income							(103,155)	(103,155)

Balances, December 31 , 2007	-	$-	50,000,000	$50,000	$854,264	$4,356	$(108,644)	$799,976
Share Based compensation			6,000,000	6,000	1,084,500			1,090,500
Currency translation						51,409		51,409
Net income (Loss)							(1,162,532)	(1,162,532)
Balances, December 31 , 2008	-	$-	56,000,000	$56,000	$1,938,764	$55,765	$(1,271,176)	$779,353

See accompanying notes to the Consolidated Financial Statements.

CHINA FORESTRY AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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

The consolidated balance sheet consists of the net assets of the accounting acquirer at historical cost; and the consolidated statements of operations include the operations of the accounting acquirer for the years presented.

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

CHINA FORESTRY AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 1 - ORGANIZATION AND BUSINESS BACKGROUND (CONT.)
Basic and Diluted Net Loss per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2008 and 2007, there were no potential dilutive securities and therefore no diluted net loss per common share was calculated.

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

New Accounting Pronouncements

There were various accounting standards and interpretations issued during 2008 and 2007, none of which are expected to have a material impact on the Company’s consolidated financial position, operations or cash flows.

NOTE 2 - GOING CONCERN

The Company’s ability to continue as a going concern is ultimately contingent upon its ability to attain profitable operations through the successful development of its business plan. As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $1,271,176 as of December 31, 2008 through its limited operations. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company is actively pursuing additional funding and a potential merger or acquisition candidate and strategic partners, which would enhance owners’ investment. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

CHINA FORESTRY AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 3 - TIMBERLANDS

Timberlands consist of the following as of December 31, 2008:

As of December 31, 2008:

Location	Usage Right Effective Period	Amount
Ping Yang He Forestry Center*	02/09/2004 - 02/09/2074	$0
Jiu Lien Forestry Center	09/08/2006 - 09/08/2056	357,665
Wei Xing Forestry Center	08/30/2006 - 08/30/2056	341,323
Mao Lin Forestry Center	12/01/2006 - 12/01/2056	184,326
Total Cost		883,314
Less: Accumulated Amortization		(38,267)
Net Timberlands		$845,047

*Ping Yang He Forestry Center was contributed by the shareholder valued at zero, due to there was no cost associated with this contributed asset.

The amortization expense was $16,780 and $17,667 for the years ended December 31, 2007 and 2008, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

Mr. Degong Han and Mr. Guiying Niu are the majority shareholders of the Company since inception and is provided funds in the form of non interest-bearing shareholders’ loans to China Forestry Inc.  Mr. Han and Mr. Niu forgave the debt obligation of the Company for previously paid advances in the amount of $846,382 as of December 31, 2007 and it was contributed to additional paid in capital. $64,889 remained owed to these shareholders as of December 31, 2008.

NOTE 5 - INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During the years ended December 31, 2008 and 2007, the Company incurred net losses and, therefore, has no tax expense. The net deferred tax asset generated by the loss carry-forward has been fully reserved.

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

During, 2008, China Forestry issued 6,000,000 common shares for services to outside consultants and recorded $1,090,500 in stock based compensation expense based on the fair value of the common stock at the time the service agreement was signed.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

(a)    On April 16, 2008, the Registrant terminated Turner Stone & Company as the independent registered public accounting firm for the Registrant because Turner, Stone failed to complete the Registrant's 2007 audit on a timely basis. The dismissal of Turner, Stone was approved unanimously by the Board of Directors. Additional disclosure with respect to this dismissal is contained in a Form 8-K filed with the Commission on April 23, 2008 and in a Form 8-K/A filed with the Commission on May 8, 2008.

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

The Registrant made the contents of its Form 8-K filing, filed on January 30, 2008, available to Kempisty & Company and requested it to furnish a letter to the Securities and Exchange Commission as to whether Kempisty & Company agrees or disagrees with, or wishes to clarify Registrant’s expression of its views.

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

The Registrant made the contents of its Form 8-K/A filing, filed on February 4, 2008 available to Michael J. Larsen, PC and requested it to furnish a letter to the Securities and Exchange Commission as to whether Michael J. Larsen, PC agrees or disagrees with, or wishes to clarify the Registrant’s expression of its views. In the previous Form 8-K filing made on January 30, 2008, a letter was included for Michael J. Larsen, PC which purported to express its views on the filing.  Michael J. Larsen, PC did not provide nor did it author such letter and the filing of the letter was in error.  However, Michael J. Larsen, PC has reviewed our Form 8-K/A filing and provided the letter.

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

Item 9A.         Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer, Yuan Tian (“CEO”) and Chief Financial Officer, Man Ha (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules, regulations and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Item 9A(T).    Controls and Procedures

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting is not effective as of December 31, 2008.

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

The material weakness that was identified relates to the failure of management to identify and record the issuance of 6.0 million shares of S-8 common stock that were issued to consultants and the related expenses.  Only when the Company’s auditors discovered the issuance by asking the transfer agent for a report on the issued and outstanding shares of common stock, were the auditors informed about the 6.0 million share issuance and were able to properly account for it in the financial statements set forth in the Company’s Form 10-Q for the period ended September 30, 2008.

While the auditors caught the failure of management to identify and record the stock issuance before the Company’s Form 10-Q for the period ended September 30, 2008 was filed, management nonetheless recognizes that this is a material weakness and must be addressed with improved bookkeeping techniques and the devotion of additional resources to the function of internal control over financial reporting.  Inasmuch as management relies to a large degree on consultants in the preparation of financial statements and reports under the Securities Exchange Act of 1934, as amended, in the future, management will train its own internal staff to perform these functions.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Controls

During the year ended December 31, 2008 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information

None.

PART III

Item 10.       Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding the members of our board of directors and our executive officers and other significant employees as of December 31, 2008. All directors hold office for one-year terms until the election and qualification of their successors. Officers are elected annually by the board of directors and serve at the discretion of the board.

Name	Age	Position
Tian, Yuan	35	CEO and Director
Han, Degong	53	President, Secretary and Director
Wang, Kunlun	40	Director
Ha, Man	46	CFO, Treasurer and Director

The directors will serve as directors until our next annual shareholder meeting or until a successor is elected who accepts the position. Officers hold their positions at the will of the Board of Directors, absent any employment agreement. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of our affairs.

Backgrounds of Directors and Officers

Yuan, TIAN, Chief Executive Officer and Director - 35

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

Degong HAN, President, Secretary and Director - 53

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

Kunlun WANG, Director - 40

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

Man HA, CFO, Treasurer and Director - 46

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

Meetings of Our Board of Directors

The Registrant’s Board of Directors took all actions by unanimous written consent without a meeting during the fiscal year ended December 31, 2008.

The Registrant’s Board of Directors took all actions by unanimous written consent without a meeting during the fiscal year ended December 31, 2007.

Director Independence

Our securities are quoted on the OTC Bulletin Board which does not have any director independence requirements.  Once we engage further directors and officers, we will develop a definition of independence and scrutinize our Board of Directors with regard to this definition.

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

Director Compensation

We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors. The Board of Directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. No director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

Significant Employees

Other than the directors and officer described above, we do not expect any other individuals to make a significant contribution to our business.

Family Relationships

There are no familial relationships between or among our officers and directors.

No Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

•	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•
being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance Reporting

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-KSB/A, any failure to comply therewith during the fiscal year ended December 31, 2008. The Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Company’s common stock. In making this statement, the Company has relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

Code of Ethics

The Company adopted a Code of Ethics that applies to the Company’s principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as other employees (the "Code of Ethics"), a copy of which is attached as Exhibit 10.1 to our Form 8-K filed on December 19, 2008. The Code of Ethics is designed with the intent to deter wrongdoing, and to promote the following:

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

Item 11.                      Executive Compensation

The following Summary Compensation Table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by the Company’s chief executive officer and all other executive officers who received or are entitled to receive remuneration in excess of $100,000 during the stated periods.

SUMMARY COMPENSATION TABLE

Name of Officer	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total

Tian, Yuan	2008	0	--	--	--	--	--	--	0
	2007	0	--	--	--	--	--	--	0
	2006	0	--	--	--	--	--	--	0
Han, Degong	2008	0	--	--	--	--	--	--	0
	2007	$1,000	--	--	--	--	--	--	$1,000
	2006	0	--	--	--	--	--	--	0

Option Grants in Last Fiscal Year

There were no options granted to any of the named executive officers during the year ended December 31, 2008.

During the year ended December 31, 2008, none of the named executive officers exercised any stock options.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Employment Agreements

The Company has no employment agreements with any of its employees.

Equity Compensation Plan

On June 23, 2008, we adopted a 2008 Non-Qualified Stock Compensation Plan for officers, directors, employees and consultants of the Company and we filed a Registration Statement on Form S-8 with the Commission.  Subsequently, on August 5, 2008, the Board of Directors authorized by unanimous written consent the issuance of 6,000,000 shares of common stock to three consultants for bona fide services rendered to the Company.  There have been no other shares issued pursuant to the 2008 Non-Qualified Stock Compensation Plan.

Directors’ and Officers’ Liability Insurance

The Company currently does not have insurance insuring directors and officers against liability; however, the Company is in the process of investigating the availability of such insurance.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

The Company paid nil to its directors for service as directors in 2008, and the Company has not paid its directors any separate compensation in respect of their services on the board. However, in the future, the Company intends to implement a market-based director compensation program.

Change of Control

As of December 31, 2008 we had no pension plans or compensatory plans or other arrangements which provide compensation on the event of termination of employment or change in control of us.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the information concerning the number of shares of our common stock owned beneficially as of December 31, 2008 by: (i) each of our directors, (ii) each of our named executive officers and (iii) owners of 5% or more of our common shares. There was no other person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Except as otherwise specified below, the address of each beneficial owner listed below is Room 517, No. 18 Building, Nangangjizhoing District, Hi-Tech Development Zone, Harbin, Heilongjiang Province, People’s Republic of China.

Title of Class	Name	Number of Shares Owned	Percent of Voting Power

Other Principal Stockholders (5%)

Common	Everwin Development Limited(1)	9,513,743	16.9%
Common	Tse Wan Yi	2,815,026	5.0%

Directors and Executive Officers

Common	Tian, Yuan, CEO	0	0%
Common	Degong Han, Director	9,000,000	16.1%
Common	Kunlun Wang, Director	0	0%
Common	Man Ha, CFO	9,513,743	16.9%

Common	All Officers and Directors as a Group (4 persons)	18,513,743	33.0%

(1) The Sole owner and director of Everwin Development Limited is Man Ha, who is also the Chief Financial Officer, Treasurer and a Director of the Company. Mr. Ha is deemed to be the beneficial owner of the shares of common stock owned by Everwin Development Ltd.

Item 13.                      Certain Relationships, Related Transactions, and Director Independence

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

Item 14.                       Principal Accounting Fees and Services.

Audit and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our auditors for the audit of our annual financial statements for the years ended December 31, 2007 and December 31, 2008 and any other fees billed for other services rendered by our auditors during these periods.

Malone & Bailey, PC
Year ended December 31, 2008
Audit fees		$27,000
Audit-related fees	$
Tax fees	$
All other fees	$
Total		$27,000

Malone & Bailey, PC
Year ended December 31, 2007
Audit fees		$31,000
Audit-related fees	$
Tax fees	$
All other fees	$
Total		$31,000

Since our inception, our Board of Directors, performing the duties of the Audit Committee, reviews all audit and non-audit related fees at least annually. The Board of Directors as the Audit Committee pre-approved all audit related services in the year ended December 31, 2008.

PART IV

Item 15.                      Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

See “Table of Contents to Consolidated Financial Statements” set forth on page 22.

(a) (2) Financial Statement Schedules

None. The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or related notes thereto.

Exhibits

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation of the Company (1)
3.2	Bylaws of the Company (1)
10.1
Share Exchange Agreement by and among Patriot Investment Corporation, Bradley Shepherd, Everwin Development, Ltd., Harbin SenRun Forestry Development Co., Ltd., Jin Yuan Global Limited and Jin Yuan Global Limited Trust (2)

21.1	List of Subsidiaries
Jin Yuan Global Limited, a corporation organized and existing under the laws of the Hong Kong SAR of the People’s Republic of China
Harbin SenRun Forestry Development Co., Ltd., a corporation organized and existing under the laws of the People’s Republic of China
23.1	Consent of Independent Registered Public Accounting Firm (3)
23.2	Consent of Independent Registered Public Accounting Firm (3)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

(1)	Incorporated by reference from Exhibit 3 to Patriot Investment Corporation’s Form 10-SB12G filed with the Commission on April 13, 1999.
(2)	Included as an exhibit to our Form 8-K filed with the Commission on July 2, 2007.
(3)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA FORESTRY, INC.

Date: March 31, 2009	By:	/s/ Yuan Tian
Yuan Tian
Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name and Title	Date

/s/ Yuan Tian	March 31, 2009
Yuan Tian, Chief Executive Officer and Director (principal executive officer)

/s/ Degong Han	March 31, 2009
Degong Han President

/s/ Man Ha	March 31, 2009
Man Ha Chief Financial Officer and Director (principal financial officer and accounting officer)

/s/ Kunlun Wang	March 31, 2009
Kunlun Wang Director