Form 10-K/A
period 2007-12-31
CHINA FORESTRY INC
filed 2009-04-01
CIK 805729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 2

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

Forward-Looking Statements

This Annual Report on Form 10-KSB contains forward-looking statements.  To the extent that any statements made in this Report contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “may,” “anticipates,” believes,” “should,” “intends,” “estimates,” and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements.  Such risks and uncertainties are outlined in “Risk Factors” and include, without limitation, the Company’s ability to raise additional capital to finance the Company’s activities; the effectiveness, profitability, and the marketability of its products; legal and regulatory risks associated with the Share Exchange; the future trading of the common stock of the Company; the ability of the Company to operate as a public company; the Company’s ability to protect its proprietary information; general economic and business conditions; the volatility of the Company’s operating results and financial condition; the Company’s ability to attract or retain qualified senior management personnel and research and development staff; and other risks detailed from time to time in the Company’s filings with the SEC, or otherwise.

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

CHINA FORESTRY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CHINA FORESTRY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ITEM 8A(T)  CONTROLS AND PROCEDURES

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

Item 11	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

INDEX TO EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number	Description

14.1	Code of Ethics, incorporated by reference from our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, filed March 26, 2003
23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Yuan Tian, CEO *
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Man Ha, Principal Financial Officer *
32.1	Statement Required By 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002*
32.2	Statement Required By 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002*

  * Filed herewith.

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2009

CHINA FORESTRY, INC.

By:	/s/Yuan Tian
Yuan Tian, Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Yuan Tian	Chief Executive Officer And Director	March 31, 2009
Yuan Tian
/s/ Degong Han	President	March 31, 2009
Degong Han
/s/ Man Ha	CFO and Director	March 31, 2009
Man Ha
/s/ Kunlun, Wang	Director	March 31, 2009
Kunlun, Wang