Form 10-Q
period 2009-03-31
CHINA FORESTRY INC
filed 2009-05-20
CIK 805729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable, date: May 20, 2009, 56,000,000 shares.

CHINA FORESTRY, INC.

Form 10-Q for the period ended March 31, 2009

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash	$1,369	$2,652
Prepaid expenses	803	2,006
Total Current Assets	2,172	4,658

Timberlands - net of accumulated amortization	841,687	845,047

Total Assets	$843,859	$849,705

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accrued expenses	$6,020	$5,463
Due to shareholders	112,430	64,889
Total Current Liabilities and total liabilities	118,450	70,352

Shareholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; None issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 56,000,000 and 56,000,000 shares issued and outstanding	56,000	56,000
Additional paid-in capital	1,938,764	1,938,764
Accumulated Deficit	(1,326,145)	(1,271,176)
Accumulated other comprehensive income	56,790	55,765
Total Shareholders' Equity	725,409	779,353
Total Liabilities and Shareholders' Equity	$843,859	$849,705

See accompanying notes to the unaudited consolidated financial statements.

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Month Ended
	March 31,
	2009	2008

Expenses
General and administrative expenses	$54,969	$7,283
Net Loss	$(54,969)	$(7,283)

Other comprehensive income-Foreign exchange gain	1,025	33,517

Comprehensive loss	$(53,944)	$26,234

Net Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding- basic and diluted	56,000,000	50,000,000

See accompanying notes to the unaudited consolidated financial statements.

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Month Ended
	March 31, 2009	March 31, 2008

Operating activities:
Net income (loss)	$(54,969)	$(7,283)
Adjustments to reconcile income (loss) to net cash provided by (used in) operations:
Amortization expense	4,422	4,231
Changes in operating assets and liabilities:
Prepaid expenses	1,203	911
Accounts payable and accrued expenses	557	423
Net cash provided by (used in) operating activities	(48,787)	(1,718)

Financing activities
Advances from related parties	47,541	2,795
Net cash provided by financing activities	47,541	2,795

Effect of exchange rate changes on cash	(37)	153

Increase (decrease) in cash	(1,283)	1,230
Cash at beginning of period	2,652	2,660
Cash at end of period	$1,369	$3,890

Supplemental cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the unaudited consolidated financial statements.

CHINA FORESTRY, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
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

NOTE 2 - GOING CONCERN

The Company’s ability to continue as a going concern is ultimately contingent upon its ability to attain profitable operations through the successful development of its business plan. As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $1,326,145 as of March 31, 2009 through its limited operations. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company is actively pursuing additional funding and a potential merger or acquisition candidate and strategic partners, which would enhance owners’ investment. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Forest User Right Certificates Letters of Intent

On November 17, 2008, December 11, 2008 and January 28, 2009, the Company entered into three separate letters of intent to acquire forest user right certificates representing 933 hectares, 233 hectares and 1,333 hectares, respectively, of forest land.   The Company’s consummation of the acquisitions contemplated by the first two letters of intent are subject to the Company’s ability to secure adequate financing to pay the purchase price.  The first letter of intent has a purchase price of approximately US$1,242, 857 and the second letter of intent has a purchase price of approximately US$1,080,000, in each case at an exchange rate of 1US$=7RMB.  The purchase price of the user right certificate under the third letter of intent has not been agreed upon to date, since the value depends on an appraisal of virgin forest land, but it is estimated to approximate US$5.0 million.  The purchase price of the user certificate under the third letter of intent will be paid by the delivery of new investment shares of common stock of the Company.  In the first two cases, the Company has not been able to obtain sufficient financing to pay the purchase price, so the acquisitions have been postponed.   The Company is pursuing debt financing from local banks and the government, and is also considering an equity financing with investors, in order to raise the necessary capital, if the terms and conditions are satisfactory.  There can be no assurances that the Company will be able to successfully raise the necessary capital to complete the first two letters of intent or that an agreement will be reached on the number of shares of common stock of the Company to be issued to complete the third letter of intent.

Developments with Respect to Wood-Cutting Quotes

In 2008, the Company failed to achieve wood-cutting quotas from the government, and, as a result, we were unable to cut and sell any logs or generate any revenue.  In the future, if we continue to fail to achieve wood-cutting quotas, our business will not be successful and we may have no revenues, negative earnings, negative cash flow and we could have to terminate our operations and be unable to recover our timberlands.

Nonetheless, based on the progress of our wood-cutting quota application to date, management estimates that it will receive a wood cutting quota of 6,000 square meters in 2009.  Further, based on the fact that wood prices are projected to be approximately US$115 per cubic meter, management estimates that revenues of the Company for 2009 could be approximately US$685,000.  This level of revenue would cover all costs and generate positive cash flow.  However, there can be no assurances that this wood-cutting quota will be achieved, or that the market price of wood will approximate US$115 per cubic meter, particularly given uncertain market conditions in the wood market.

It is important to emphasize that without wood-cutting quotas, the growth of the forest land continues at a rate of approximately 8-10% per year, which means that the value of the forest land owned by the Company continues to grow, even though it is not harvested.

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

Accounts Receivable, Trade and Allowance for Doubtful Accounts. Harbin SenRun’s business operations are conducted in the People's Republic of China. During the normal course of business, Harbin SenRun extends unsecured credit to its customers. There is a zero balance for accounts receivable, trade outstanding at March 31, 2009. Management reviews accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable. Since there is no balance for accounts receivable as of March 31, 2009, no allowances for doubtful accounts were accrued.

Inventories. Inventories are stated at the lower of cost or market using the weighted average method. Harbin SenRun reviews its inventory on a regular basis for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence.  As of March 31, 2009, the Company has determined that no reserves are necessary.

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

Income Taxes. Harbin SenRun has adopted Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109).  SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities.  Provision for income taxes consist of taxes currently due plus deferred taxes. Since Harbin SenRun had no operations within the United States there is no provision for US income taxes and there are no deferred tax amounts at March 31, 2009. The charge for taxation is based on the results for the quarter as adjusted for items, which are non-assessable or disallowed.  It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

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

RESULTS OF OPERATIONS

Net Sales

The company had no sales for the three months ended March 31, 2009 and 2008. This result is a function of lack of business during these periods since the company does not have the wood-cutting quota for log sales from the local government.

Net Loss

Net loss was approximately $54,969 for the three months ended March 31, 2009, as compared to a net loss of $7,283 for the same corresponding period in year 2008. The increase in net loss was the result of having no revenues for the period and failing to sell log products without the wood-cutting quota from local Bureau of Forestry.

Liquidity and Capital Resources

The Company’s ability to continue as a going concern is ultimately contingent upon its ability to attain profitable operations through the successful development of its business plan. As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $1,326,145 as of March 31, 2009 through its limited operations. It has working capital deficits and negative operating cash flows. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company is actively pursuing additional funding and a potential merger or acquisition candidate and strategic partners, which would enhance owners’ investment.

As of March 31, 2009, cash and cash equivalents totaled $1,369. This cash position was the result of a combination of cash at beginning of period in the amount of $2,652 and net cash provided by financing activities in the amount of $47,541, offset by net cash used in operating activities in the amount of $48,787. We believe that said level of financial resources is a significant factor for our future development and accordingly may choose at any time to raise capital through private debt or equity financing to strengthen our financial position, facilitate growth and provide us with additional flexibility to take advantage of business opportunities.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, operations of the Company are exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing and investing yields. During the first three months of 2009, the Company has not utilized any financing arrangements or investing arrangements and is not currently subject to any market risk.

ITEM 4(A) - CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) of the Company have concluded, based on their evaluation as of March 31, 2009, that the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are not effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended March 31, 2009, there were no changes in the internal controls of the Company over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the internal controls of the Company over financial reporting.

ITEM 4(A)T – INTERNAL CONTROL OVER FINANCIAL REPORTING

(a)           The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2009.

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

CHINA FORESTRY, INC.
(Registrant)

May 20, 2009	/s/Yuan Tian
Yuan Tian
Chief Executive Officer
(Principal Executive Officer)

May 20, 2009	/s/Man Ha
Man Ha
Chief Financial Officer
(Principal Accounting Officer)