Form 10-Q
period 2009-06-30
CHINA FORESTRY INC
filed 2009-08-13
CIK 805729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

(011) (86) 0451-87011257
(Registrant's telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes     No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes ☐     No ☒

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: August 10, 2009, 56,000,000 shares.

CHINA FORESTRY, INC.

Form 10-Q for the period ended June 30, 2009

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2009	2008

ASSETS

Current Assets
Cash	$2,683	$2,652
Prepaid expenses		2,006
Total Current Assets	2,683	4,658

Timberlands - net of accumulated amortization	837,383	845,047

Total Assets	$840,066	$849,705

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accrued expenses	$5,728	$5,463
Due to related parties	130,078	64,889
Total Current Liabilities and Total liabilities	135,806	70,352

Shareholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; None issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 56,000,000 shares issued and outstanding	56,000	56,000
Additional paid-in capital	1,938,764	1,938,764
Accumulated Deficit	(1,346,215)	(1,271,176)
Accumulated other comprehensive income	55,711	55,765
Total Shareholders' Equity	704,260	779,353
Total Liabilities and Shareholders' Equity	$840,066	$849, 705

See accompanying notes to the unaudited consolidated financial statements.

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Expenses
General and administrative expenses	$20,070	$51,308	$75,039	$58,590
Net loss	$(20,070)	$(51,308)	$(75,039)	$(58,590)
Other comprehensive income (loss) - Foreign exchange gain (loss)	(1,079)	16,131	(54)	49,649
Comprehensive loss	$(21,149)	$(35,177)	$(75,093)	$(8,941)

Net Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding- basic and diluted	56,000,000	50,000,000	56,000,000	50,000,000

See accompanying notes to the unaudited consolidated financial statements.

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Six Month Ended
	June 30, 2009	June 30, 2008

Operating activities:
Net loss	$(75,039)	$(58,590)
Adjustments to reconcile net loss to net cash provided by (used in) operations
Amortization expense	8,845	9,999
Changes in operating assets and liabilities:
Prepaid expenses	2,009	2,007
Accounts payable and accrued expenses	257	767
Net cash provided by (used in) operating activities	(63,928)	(45,817)

Financing activities
Advances from related parties	65,177	47,119
Net cash provided by financing activities	65,177	47,119

Effect of exchange rate changes on cash	(1,218)	(1,330)

Increase (decrease) in cash	31	(28)
Cash at beginning of period	2,652	2,660
Cash at end of period	2,683	2,632

Supplemental cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the unaudited consolidated financial statements.

CHINA FORESTRY, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
UNAUDITED

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of China Forestry, Inc. and Subsidiaries, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in China Forestry’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in Form 10-K, have been omitted.

NOTE 2 - GOING CONCERN

The Company’s ability to continue as a going concern is ultimately contingent upon its ability to attain profitable operations through the successful development of its business plan. As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $1,346,215 as of June 30, 2009 through its limited operations. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company is actively pursuing additional funding and a potential merger or acquisition candidate and strategic partners, which would enhance shareholders’ investment. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Accounts Receivable, Trade and Allowance for Doubtful Accounts. Harbin SenRun’s business operations are conducted in the People's Republic of China. During the normal course of business, Harbin SenRun extends unsecured credit to its customers. There is a zero balance for accounts receivable, trade outstanding at June 30, 2009. Management reviews accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable. Since there is no balance for accounts receivable as of June 30, 2009, no allowances for doubtful accounts were accrued.

Inventories. Inventories are stated at the lower of cost or market using the weighted average method. Harbin SenRun reviews its inventory on a regular basis for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence.  As of June 30, 2009, the Company has determined that no reserves are necessary.

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

Income Taxes. Harbin SenRun has adopted Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109).  SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities.  Provision for income taxes consist of taxes currently due plus deferred taxes. Since Harbin SenRun had no operations within the United States there is no provision for US income taxes and there are no deferred tax amounts at June 30, 2009. The charge for taxation is based on the results for the quarter as adjusted for items, which are non-assessable or disallowed.  It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

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

RESULTS OF OPERATIONS

Net Sales

The company had no sales for the three and six months ended June 30, 2009 and 2008. This result is a function of lack of business during these periods since the company does not have the wood-cutting quota for log sales from the local government.

Net Loss

Our net loss was approximately $20,070 and $51,308 for the three months ended June 30, 2009 and 2008, respectively. The net losses in these periods were due to primarily to general and administrative expenses, which were $20,070 and $51,308 for the three months ended June 30, 2009 and 2008, respectively.  The increase in net loss was the result of being unable to sell log products without the wood-cutting quota from the local Bureau of Forestry.

Our net loss was approximately $75,039 and $58,590 for the six months ended June 30, 2009 and 2008, respectively. The net losses in these periods were due to primarily to general and administrative expenses, which were $75,039 and $58,590 for the six months ended June 30, 2009 and 2008, respectively.  The increase in net loss was the result of being unable to sell log products without the wood-cutting quota from the local Bureau of Forestry.

Liquidity and Capital Resources

The Company’s ability to continue as a going concern is ultimately contingent upon its ability to attain profitable operations through the successful development of its business plan. As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $1,346,215 as of June 30, 2009 through its limited operations. It has working capital deficits and negative operating cash flows. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company is actively pursuing additional funding and a potential merger or acquisition candidate and strategic partners, which would enhance owners’ investment.

As of June 30, 2009, cash and cash equivalents totaled $2,683. This cash position was the result of a combination of cash at the beginning of the period in the amount of $2,652 and net cash provided by financing activities in the amount of $65,177, offset by net cash used in operating activities in the amount of $63,928.  We believe that said level of financial resources is a significant factor for our future development and accordingly may choose at any time to raise capital through private debt or equity financing to strengthen our financial position, facilitate growth and provide us with additional flexibility to take advantage of business opportunities.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, operations of the Company are exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing and investing yields. During the first six months of 2009, the Company has not utilized any financing arrangements or investing arrangements and is not currently subject to any market risk.

ITEM 4 - CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) of the Company have concluded, based on their evaluation as of June 30, 2009, that the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are not effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended June 30, 2009, there were no changes in the internal controls of the Company over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the internal controls of the Company over financial reporting.

ITEM 4T – INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2009. See the discussion under Item 4(A) above.

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

CHINA FORESTRY, INC.
(Registrant)

August 12 , 2009	/s/Yuan Tian
Yuan Tian
Chief Executive Officer
(Principal Executive Officer)

August 12, 2009	/s/Man Ha
Man Ha
Chief Financial Officer
(Principal Accounting Officer)