Form 10-Q
period 2009-09-30
CHINA FORESTRY INC
filed 2009-11-13
CIK 805729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b - 2 of the Exchange Act)    Yes     No 

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: November 13, 2009, 56,000,000 shares.

CHINA FORESTRY, INC.

Form 10-Q for the period ended September 30, 2009

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2009	2008

ASSETS
Current Assets
Cash	$1,156	$2,652
Prepaid expenses		2,006
Total Current Assets	1,156	4,658

Timberlands - net of accumulated amortization)	832,960	845,047

Total Assets	$834,116	$849,705

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accrued expenses	$6,093	$5,463
Due to related parties	144,046	64,889
Total Current Liabilities and Total liabilities	150,139	70,352

Shareholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
None issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 56,000,000 shares issued and outstanding	56,000	56,000
Additional paid-in capital	1,938,764	1,938,764
Accumulated Deficit	(1,365,692)	(1,271,176)
Accumulated other comprehensive income	54,905	55,765
Total Shareholders' Equity	683,977	779,353
Total Liabilities and Shareholders' Equity	$834,116	$849, 705

See accompanying notes to the unaudited consolidated financial statements.

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Expenses
General and administrative expenses	$19,477	$1,097,558	$94,516	$1,156,149
Net loss	$(19,477)	$(1,097,558)	$(94,516)	$(1,156,149)
Other comprehensive income (loss) - Foreign exchange gain (loss)	(805)	2,093	(859)	51,742
Comprehensive loss	$(20,282)	$(1,095,465)	$(95,375)	$(1,104,407))

Net Loss per share - basic and diluted	$(0.00)	$(0.02))	$(0.00)	$(0.02)

Weighted average shares outstanding- basic and diluted	56,000,000	52,804,348	56,000,000	50,941,606

See accompanying notes to the unaudited consolidated financial statements.

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30, 2009	September 30, 2008

Cash flows from operating activities:
Net loss	$(94,516)	$(1,156,149)

Adjustments to reconcile income (loss) to net cash used in operations
Amortization expense	13,272	13,264
Stock Based Compensation		1,090,500
Changes in operating assets and liabilities:
Prepaid expenses	2,006	3,200
Accounts payable and accrued expenses	630	1,036
Net cash used in operating activities	(78,608)	(48,149)

Cash flows from financing activities
Advances from related parties	79,157	47,374
Net cash provided by financing activities	79,157	47,374

Effect of exchange rate changes on cash	(2,045)	(174)

Decrease in cash	(1,496)	(949)
Cash at beginning of period	2,652	2,660
Cash at end of period	1,156	1,711

Supplemental cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the unaudited consolidated financial statements

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

NOTE 2 - GOING CONCERN

The Company’s ability to continue as a going concern is ultimately contingent upon its ability to attain profitable operations through the successful development of its business plan. As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $1,365,692 as of September 30, 2009 through its limited operations. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company is actively pursuing additional funding and a potential merger or acquisition candidate and strategic partners, which would enhance owners’ investment. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

Net Sales

The company had no sales for the three months ended September 30, 2009 and 2008.  This result is a function of a lack of business during these periods since the company does not have the wood-cutting quota for log sales from the local government.

Net Loss

Net loss was approximately $20,282 for the three months ended September 30, 2009, as compared to a net loss of $1,095,465 for the same corresponding period in year 2008.  The decrease in net loss was due to the company incurred expense related to issuing S-8 shares in the three months ended September 30, 2008, whereas there was no such activity during the three months ended September 30, 2009.

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

Net Sales

The company had no sales for the nine months ended September 30, 2009 and 2008. This result is a function of a lack of business during these periods since the company does not have the wood-cutting quota for log sales from the local government.

Net Loss

Net loss was approximately $94,516 for the nine months ended September 30, 2009, as compared to a net loss of $1,156,149 for the same corresponding period in year 2008. The decrease in net loss was due to the company incurred expense related to issuing S-8 shares in the nine months ended September 30, 2008. Whereas there was no such activity during the nine months ended September 30, 2009

Liquidity and Capital Resources

The Company’s ability to continue as a going concern is ultimately contingent upon its ability to attain profitable operations through the successful development of its business plan. As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $1,365,692 as of September 30, 2009 through its limited operations. It has working capital deficits and negative operating cash flows. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company is actively pursuing additional funding and a potential merger or acquisition candidate and strategic partners, which would enhance owners’ investment.

As of September 30, 2009, cash and cash equivalents totaled $1,156. This cash position was the result of a combination of cash at beginning of period in the amount of $2,652 and net cash provided by financing activities in the amount of $79,157, offset by net cash used in operating activities in the amount of $78,608.

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

ITEM 4(A) - CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) of the Company have concluded, based on their evaluation as of September 30, 2009, that the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are not effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended September 30, 2009, there were no changes in the internal controls of the Company over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the internal controls of the Company over financial reporting.

ITEM 4(A)T – INTERNAL CONTROL OVER FINANCIAL REPORTING

(a)           The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2009. See the discussion under Item 4(A) above.

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

CHINA FORESTRY, INC.
(Registrant)

November 13, 2009	/s/Yuan Tian
Yuan Tian
Chief Executive Officer
(Principal Executive Officer)

November 13, 2009	/s/Man Ha
Man Ha
Chief Financial Officer
(Principal Accounting Officer)