Form 10-K
period 2009-12-31
CHINA FORESTRY INC
filed 2010-04-08
CIK 805729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2009

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section12 (g) of the Act:Common Stock, $0.001 par value

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

Aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant at December 31, 2009, computed by reference to the last reported sale price of $0.05 per share on June 30, 2009:  $1,874,313.

Number of common shares outstanding at March 31, 2010: 56,000,000

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

During May 2007, Everwin acquired 100% of the equity interest in Hong Kong Jin Yuan in exchange for shares of capital stock to be issued in the future by Everwin to the shareholders of Hong Kong Jin Yuan. As a result of these transactions, Everwin owns 100% of the equity interest in Hong Kong Jin Yuan, which, as mentioned above, owns 100% of the equity interest in Harbin SenRun. Mr. Man Ha, Chief Financial Officer of China Forestry, Inc., is the sole director, secretary and sole shareholder of Everwin.

Pursuant to the Share Exchange, 100% of the equity interest in Hong Kong Jin Yuan was contributed to the Company, together with $610,000 in cash, plus $25,000 in proceeds of a cash deposit that was retained by the Company, which made Hong Kong Jin Yuan a wholly owned subsidiary of the Company, and Harbin SenRun a wholly owned indirect subsidiary of the Company.

Organizational Charts

Set forth below is an organization chart of the entities that existed prior to the Share Exchange and contribution of 100% of the share capital of Hong Kong Jin Yuan by Everwin to Patriot, and an organizational chart showing the entities that existed after the Share Exchange and contribution of 100% of the share capital of Hong Kong Jin Yuan by Everwin to Patriot.

Before Share Exchange

After Share Exchange
Share Exchange

The Share Exchange. On June 26, 2007, the Company entered into the Exchange Agreement with Harbin SenRun, Shepherd, and the SenRun Shareholders. Upon closing of the Share Exchange on June 26, 2007, Everwin delivered 100% of the share capital in Hong Kong Jin Yuan to the Company together with $610,000 in cash, plus $25,000 in proceeds of a cash deposit that was retained by the Company, in exchange for 10,000,000 shares of Series A Convertible Preferred Stock of the Company which are convertible into 47,530,000 shares of common stock of the Company, resulting in Hong Kong Jin Yuan becoming a wholly-owned subsidiary of the Company, and Harbin SenRun becoming an indirect wholly-owned subsidiary of the Company. Each share of Series A Convertible Preferred Stock is entitled to 4.753 votes and is convertible into 4.753 shares of common stock of the Company.

As a result, 47,000,000 shares of the Company’s common stock were outstanding immediately prior to the closing of the Share Exchange, and, after giving effect to the cancellation and exchange of shares, and the conversion of the Series A Convertible Preferred Stock to common stock, 50,000,000 shares of the Company’s common stock will be outstanding after the closing of the Share Exchange. Of these shares, 1,862,500 shares of common stock represent the Company’s “float” prior to and after the Share Exchange. The 10,000,000 shares of Series A Common Stock and the 47,530,000 shares of common stock into which they are convertible were issued in reliance upon an exemption from registration pursuant to Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The 1,862,500 shares of common stock in the Company’s float will continue to represent the shares of the Company’s common stock held for resale without further registration by the holders thereof.

Neither the Company nor Everwin had any options or warrants to purchase shares of capital stock outstanding immediately prior to or following the Share Exchange.

Prior to the announcement by the Company relating to the entry into the Share Exchange, there were no material relationships between the Company, Everwin, Hong Kong Jin Yuan or Harbin SenRun, or any of their respective affiliates, directors or officers, or any associates of their respective officers or directors.

Changes Resulting from the Share Exchange. The Company has been carrying on Harbin SenRun’s business as its sole line of business. The Company relocated its executive offices to Room 517, No. 18 Building, Nangangjizhoing District, Hi-Tech Development Zone, Harbin, Heilongjiang, People’s Republic of China, and its telephone number is 86-0451-87011257.

Changes to the Officers and Board of Directors: At closing, the former officers of the Company resigned from such positions and the persons designated by Everwin were appointed to the following offices by Everwin, Chunman Zhang as CEO, CFO and Treasurer, and Degong Han as President and Secretary, were designated as officers of the Company.  In addition, at closing Todd Gee resigned as a director of the Company and Man Ha was appointed to fill the vacancy created by such resignation. Further, Bradley Shepherd resigned from his position as a director effective July 6, 2007, at which time the board increased and Kunlun Wang and Degong Han were appointed directors.  As mentioned above, on October 8, 2007, the Company announced the dismissal of Chunman Zhang from all of his offices, and the appointment of Yuan Tian to the position of Chief Executive Officer and Man Ha to the position of Chief Financial Officer and Treasurer.

Description of the Company

Overview

The Company was originally incorporated in Nevada on January 13, 1986. Since inception, it has not had active business operations and was considered a development stage company. In 1993, the Registrant entered into an agreement with Bradley S. Shepherd in which Mr. Shepherd agreed to become an officer and director and use his best efforts to organize and update the Company’s books and records and to seek business opportunities for acquisition or participation. The acquisition of the share capital of Hong Kong Jin Yuan was such an opportunity.

As a result of the Share Exchange, Hong Kong Jin Yuan became a wholly-owned subsidiary of the Company, Harbin SenRun became an indirect wholly-owned subsidiary of the Company, and the Company succeeded to the business of Harbin SenRun Forestry Development Co., Ltd., a producer of forest products with approximately 1,561 hectares of State forest assets located mainly over the Small Xing An Mountains, Jin Yin County, and the Harbin Wu Chang District of Heilongjiang Province of Northern China.

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

How much we sell
There are no sales to customers in 2008 or 2009.

Where we are headed
Our strategies for achieving success include:

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

Sales by Product Category

The Company sells logs, which is its sole product category at present; the log sales were $0 for the fiscal year ended December 31, 2009.

The Market for Logs

The World Log Market

Many countries in the world are starting programs to protect their domestic forest industries, reduce illegal logging, protect deforestation, all of which reduces supply. The reduction of supply has lead to increasing log prices in the world market, and this trend has continued over the last several years.

The Log Market in China

According to the International Tropical Timber Organization (“ITTO”), which was established in 1986 under the auspices of the United Nations, in 2008, China’s wood industry was strongly impacted by the international financial crisis. Based on statistics from China Customs, imports of logs dropped for the first time, while sawnwood imports continued to rise. A total of 29.57 million m³ of logs valued at USD5.182 billion were imported in 2008, down 20% by volume and 3% by value from 2007. These results, which have never been seen in the last ten years, largely resulted from low demand for international furniture and plywood. Another reason causing the reduction of imports was Russia’s increased export tariff, which led to a sharp drop in China’s imports of Russian logs.

On the other hand, China’s imports of sawnwood continued to increase. A total of 7 million m³ of sawnwood valued at USD2 billion was imported in 2008, up 9.6% by volume and 15% by volume, respectively, from 2007. This was mainly caused by rising prices over the period. With prices of logs increasing, some manufacturers used sawnwood as materials instead of logs.

In a February 11, 2010 update on FORDAQ.com, preliminary statistics in the report “2009 National Forestry Economy Performance” from China’s State Forestry Administration indicate that China’s forestry industry output in 2009 amounted to RMB1.58 trillion, up around 10% from 2008, but the pace of growth was slower than in 2008.  The volumetric output of timber nationally in 2009 has been estimated at 69 million cubic meters, down 14% from the 81 million cubic meter output in 2008.

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

Growth Strategy

The Company’s vision is to be an integrated forestry operation. Management intends to grow the Company’s business by pursuing the following strategies:

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

Existing Facilities in Heilongjiang Province

The Company uses tractors for collection of its logs, and trucks for delivery to customers. In the past, the Company rented trucks from the Forestry Bureau. In the future, the Company may purchase two tractors and three trucks. In addition, it may acquire ten more felling saws and other small sized equipment.

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

Intellectual Property

None.

Customers

Log sales

For the twelve month period from January 1, 2009 through December 31, 2009, the Company achieved revenues of $0, so the Company did not have any customers in 2009.

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

We hold the forest land use right, woodland ownership right and woodland use right for a period of up to February 9, 2074 (approximately 65 years left).

There is a timber stand forest in which the trees are mainly for timber production. The major tree species are for timber product usage.

2.   Jin Lien Forestry Center
The forest land locates near Harbin Wu Chang District of Heilongjiang Province. The site are of the forest was approximately 571 hectares as recorded in the Forest right Certificate.

We hold the forest land use right, woodland ownership right and woodland use right for a period of up to September 8, 2056 (approximately 47 years left).

This is a timber stand forest in which the trees are mainly for timber production. The major tree species were for timber product usage.

3.   Wei Xing Forestry Center
The forest land locates near Harbin Wu Chang District of Heilongjiang Province. The site area of the forest was approximately 55 hectares as recorded under the Forest Right Certificate.

We hold the forest land use right, woodland ownership right and woodland use right for a period up to August 30, 2056 (approximately 47 years left).

This is a timber stand forest in which the trees are mainly for timber production. The major free species were Aspens, for timber product usage.

4.   Mao Lin Forestry Center
The forest land locates near Harbin Wu Chan District of Heilongjiang Province. The site area of the forest was approximately 244 hectares as recorded under the Forest Right Certificate.

We hold the forest land use right, woodland ownership right and woodland use right for a period up to December 1, 2056 (approximately 47 years left).

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

Item 4.                 Removed and Reserved

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

		High		Low

2009	First Quarter		$0.07		$0.015
	Second Quarter		$0.035		$0.015
	Third Quarter		$0.07		$0.03
	Fourth Quarter		$0.1		$0.015

2008	First Quarter		$1.01		$0. 11
	Second Quarter		$0.62		$0. 12
	Third Quarter	$	N/A	$	N/A
	Fourth Quarter		$0.95		$0.03

The transfer agent for our common stock is Interwest Transfer Co., Inc., 1981 East 4800 South, Ste 100, Salt Lake City, UT  84111, Attn Melinda Orth; Tel: (801) 272-9294.

From January 1 to April 1, 2010, the highest and lowest prices of our common shares on the OTC Bulletin Board were $0.09 per share and $0.04 per share. On April 1, 2010, the closing price of our common stock on the OTC Bulletin Board on the last day it traded before the filing of this Annual Report was $0.04 per share.

Holders

As of December 31, 2009, there were 143 holders of record of 56,000,000 outstanding shares of common stock of the Company, which does not include shareholders who own our shares in so-called “street name.”

Dividends

Holders of our common stock are entitled to dividends if declared by the Board of Directors out of funds legally available therefore. As of December 31, 2009 no cash dividends have been declared.

Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our results of operation, financial condition, contractual and legal restrictions and other factors the board of directors deem relevant.

Equity Compensation Plans

As of December 31, 2009, we did not have any equity compensation plans.

Recent Sales of Unregistered Securities

We have not made any previously unreported sales of unregistered securities from January 1, 2009 to December 31, 2009.

Recent Purchases of Equity Securities by us and our Affiliated Purchasers

We have not repurchased any of our common stock and have no publicly announced repurchase plans or programs as of December 31, 2009.

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

Results of Operations

Fiscal Year Ended December 31, 2009 Compared to the Fiscal Year Ended December 31, 2008.

Year Ended December 31,	2009	2008
Net Sales Revenue:	$0	$0
General and Administrative Expenses:	$113,178	$1,162,532
Income (Loss) Before Taxes:	$(113,178)	$(1,162,532)
Net Income (Loss):	$(113,178)	$(1,162,532)

Operating Revenue

There was no revenue in 2009 or 2008 as a result of failing to acquire the wood-cutting quota from the local government department of Tieli Bureau of Forestry and there was no production in 2009 and 2008. The Company is currently in the process of getting the wood-cutting quota from the government.

Loss before taxes decreased by $1,049,354 for the twelve-month period ended December 31, 2009, compared to the same corresponding period in year 2008. The loss before taxes was predominantly caused by failing to acquire a log-cutting quota from the local Bureau of Forestry. The local Tieli Bureau of Forestry was undertaking an organization reform and did not issue any wood-cutting quota to local timberlands in 2009 and 2008. The decrease in loss is due to China Forestry having issued 6,000,000 common shares in 2008 for services to outside consultants and recording $1,090,500 of expenses based on the fair value of the common stock at the time the service agreements were signed. There were no such expenses incurred during 2009.

Since the Company did not get any sales revenue from selling logs in 2009, the percentage of total operating revenues and consolidated gross profit margins cannot be measured in 2009.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by approximately $1,049,354 to $113,178 for the year ended December 31, 2009 from $1,162,532 for the same corresponding period in 2008. The decrease was mainly due to the stock based compensation paid to consultants in 2008 and there were no such expense incurred during 2009.

Net Loss

Net loss was approximately $113,178 for the year ended December 31, 2009, as compared to a net loss of $1,162,532 for the same period in 2008. The decrease in net loss was the result of the stock based compensation paid to consultants in 2008 and there were no such expenses incurred in 2009.

Liquidity and Capital Resources

Our financial statements have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. Our ability to continue as a going concern is ultimately contingent upon our ability to attain profitable operations through the successful development of our business plan. As shown in the accompanying consolidated financial statements, we have incurred an accumulated deficit of $1,354,354 as of December 31, 2009 through our limited operations. We have working capital deficits and negative operating cash flows. These conditions raise substantial doubt as to our ability to continue as a going concern. We are actively pursuing additional funding and a potential merger or acquisition candidate and strategic partners, which would enhance owners’ investment. These financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue as a going concern.

As of December 31, 2009, cash and cash equivalents totaled $1,599. This cash position was the result of a combination of cash at the beginning of the period in the amount of $2,652 and net cash provided by financing activities in the amount of $89,771, offset by net cash used in operating activities in the amount of $88,817.

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

We review the carrying value of our long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. We assess recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value.

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

Item 8.                 Financial Statements and Supplementary Data

CHINA FORESTRY, INC. AND SUBSIDIARIES

TABLE OF CONTENTS
TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2009

Page(s)

Consolidated Balance Sheets as of December 31, 2009 and 2008	24

Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2009 and 2008	25

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008	26

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2009 and 2008	27

Notes to the Consolidated Financial Statements	28 - 32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
China Forestry, Inc. and Subsidiaries
(formerly Patriot Investment Corp)
Harbin, Heilongiang Province, People’s Republic of China

We have audited the accompanying consolidated balance sheets of China Forestry, Inc. (the “Company”), as of December 31, 2009 and 2008 and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, The Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
April 7, 2010

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2009 and 2008

	December 31,	December 31,
	2009	2008

ASSETS
Current Assets
Cash	$1,599	$2,652
Prepaid expenses	-	2,006
Total Current Assets	1,599	4,658

Timberlands - net (Note3)	829,445	845,047

Total Assets	$831,044	$849,705

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$10,126	$5,463
Due to shareholders	154,628	64,889
Total Current Liabilities	164,754	70,352

Shareholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000shares authorized,
56,000,000 and 56,000,000 shares issued and outstanding	56,000	56,000
Additional Paid-in Capital	1,938,764	1,938,764
Accumulated Deficit	(1,384,354)	(1,271,176)
Accumulated comprehensive income	55,880	55,765
Shareholders' Equity	666,290	779,353
Total Liabilities and Shareholders' Equity	$831,044	$849,705

See accompanying notes to the Consolidated Financial Statements.

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the years ended December 31, 2009 and 2008

	Year Ended
	December 31,
	2009	2008

Revenues	$-	$-

Expenses
General and administrative expenses	113,178	1,162,532
Net Loss	$(113,178)	$(1,162,532)

Other comprehensive income-Foreign exchange gain (loss)	115	51,410

Comprehensive loss	$(113,063)	$(1,111,122)

Net Loss per share - basic and diluted	$(0.00)	$(0.02)

Weighted average shares outstanding - basic and diluted	56,000,000	52,219,178

See accompanying notes to the Consolidated Financial Statements.

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2009 and 2008

	Year Ended
	Dec 31,
	2009	2008

Operating Activities:
Net income (loss)	$(113,178)	$(1,162,532)
Adjustments to reconcile income (loss) to net cash provided by (used in) operations:
Amortization	17,702	17,454
Stock Based Compensation	-	1,090,500
Changes in operating assets and liabilities:
(Increase)/decrease in prepaid expenses	2,010	4,403
Increase/(decrease) in accounts payable and accrued expenses	4,649	1,292
Net cash provided by (used in) operating activities	(88,817)	(48,883)
Financing Activities
Advances from related parties	89,771	49,266
Net cash provided by financing activities	89,771	49,266
Effect of exchange rate changes on cash	(2,007)	(391)
Increase(decrease) in cash	(1,053)	(8)
Cash at beginning of period	2,652	2,660
Cash at end of period	$1,599	$2,652

Supplemental Cash Flow Information:
Interest and taxes paid during the year	$-	$-

See accompanying notes to the Consolidated Financial Statements.

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the years ended December 31, 2009 and 2008

	Preferred Stock		Common Stock		Addition		Retained
	Shares	Par (0.001)	Shares	Par (0.001)	Paid in Capital	OCI	Earnings	Total

Balances, December 31, 2006	-	-	-	-	(427)	5,817	(5,489)	(99)

Preferred shares issued under merger	10,000,000	10,000	-	-	-	-	-	-
Common shares issued under merger			2,470,000	2,470	633,004	-	-	635,474
Conversion of preferred to common	(10,000,000)	(10,000)	47,530,000	47,530	(47,530)	-	-	-
Special distribution	-	-	-	-	(635,475)	-	-	(635,475)
Contribution of shareholder debt to equity	-	-	-	-	846,382	-	-	846,382
Cash Contributions	-	-	-	-	58,310	-	-	58,310
Currency translation						(1,461)		(1,461)
Net income	-	-	-	-	-	-	(103,155)	(103,155)

Balances, December 31 , 2007	-	$-	50,000,000	$50,000	$854,264	$4,356	$(108,644)	$799,976
Share Based compensation	-	-	6,000,000	6,000	1,084,500	-	-	1,090,500
Currency translation	-	-	-	-	-	51,409	-	51,409
Net income (Loss)	-	-	-	-	-	-	(1,162,532)	(1,162,532)

Balances, December 31 , 2008	-	-	56,000,000	56,000	1,938,764	$55,765	$(1,271,176)	$779,353
Currency translation	-	-	-	-	-	115	-	115
Net income (Loss)	-	-	-	-	-	-	(113,178)	(113,178)

Balances, December 31 , 2009	-	$-	56,000,000	$56,000	$1,938,764	55, 880	(1,384,354)	666,290

See accompanying notes to the Consolidated Financial Statements.

CHINA FORESTRY AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

On June 26, 2007, under the terms of the Share Exchange Agreement, Everwin exchanged all share capital of Jin Yuan together with the sum of $635,000 for the Company’s 10,000,000 restricted shares of Series A Convertible Preferred Stock, $.001par value. The Company’s 10,000,000 shares of Preferred Stock were converted into 47,530,000 shares of the Company’s common stock.

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

Foreign Currency Translation

The functional currency of the Company is the Renminbi (“RMB”). The accompanying financial statements have been expressed in United States dollars, the reporting currency of the Company. In accordance with ASC 830 (Statement of Financial Accounting Standards No. 52), "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates as of the balance sheet date. The statements of operations are translated using a weighted average rate for the period. Translation adjustments are reflected as accumulated comprehensive income in shareholders’ equity.

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

Basic and Diluted Net Loss per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2009 and 2008, there were no potential dilutive securities and therefore no diluted net loss per common share was calculated.

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

Income Tax

Income tax expense is based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. In accordance with ASC 740 (Statement of Financial Accounting Standards (SFAS) No. 109), "Accounting for Income Taxes," these deferred taxes are measured by applying currently enacted tax laws.

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

New Accounting Pronouncements

There were various accounting standards and interpretations issued during 2009 and 2008, none of which are expected to have a material impact on the Company’s consolidated financial position, operations or cash flows.

NOTE 2 - GOING CONCERN

The Company’s ability to continue as a going concern is ultimately contingent upon its ability to attain profitable operations through the successful development of its business plan. As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $1,384,354 as of December 31, 2009 through its limited operations. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company is actively pursuing additional funding and a potential merger or acquisition candidate and strategic partners, which would enhance owners’ investment. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - TIMBERLANDS

Timberlands consist of the following as of December 31, 2009:

Location	Usage Right Effective Period	Amount
Ping Yang He Forestry Center*	02/09/2004 - 02/09/2074	$0
Jiu Lien Forestry Center	09/08/2006 - 09/08/2056	358,557
Wei Xing Forestry Center	08/30/2006 - 08/30/2056	342,175
Mao Lin Forestry Center	12/01/2006 - 12/01/2056	184,786
Total Cost		885,518
Less: Accumulated Amortization		(56,073)
Net Timberlands		$829,445

*Ping Yang He Forestry Center was contributed by the shareholder valued at zero, due to there was no cost associated with this contributed asset.

The amortization expense was $17,702 and $17,667 for the years ended December 31, 2009 and 2008, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

Mr. Degong Han and Mr. Man Ha are the majority shareholders of the Company since inception and are provided funds in the form of non interest-bearing shareholders’ loans to China Forestry Inc.  $154,628 and $64,889 remained owed to these shareholders as of December 31, 2009 and 2008.

NOTE 5 - INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During the years ended December 31, 2009 and 2008, the Company incurred net losses and, therefore, has no tax expense. The net deferred tax asset generated by the loss carry-forward has been fully reserved.

NOTE 6 - PREFERRED AND COMMON STOCK

Preferred Stock

Prior to the reverse merger of the Company, there was no preferred stock issued and outstanding. Pursuant to the Share Exchange Agreement on June 26, 2007, 10,000,000 shares of Series A Convertible Preferred Stock were issued to Everwin Development Ltd., an incorporation under British Virgin Islands (“Everwin”) in exchange for all outstanding share capital of Jin Yuan. The Preferred Stock was subsequently converted into 47,530,000 shares of common stock on December 13, 2007, leaving none issued and outstanding as of December 31, 2009.

Common Stock

During December 31, 2008, China Forestry issued 6,000,000 common shares for services to outside consultants and recorded $1,090,500 in stock based compensation expense based on the fair value of the common stock at the time the service agreement was signed.

As of December 31, 2009, the number of common stock issued and outstanding is 56,000,000.

NOTE 7 – SUBSEQUENT EVENTS

The following event occurred subsequent to December 31, 2009:

a.)	On February 2, 2010, the company renewed a one year office lease at a rent rate of $1,845. The term of the lease is from February 8, 2010 and expired on February 7, 2011.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

(a)    On April 16, 2008, we terminated Turner Stone & Company as our independent registered public accounting firm because Turner, Stone failed to complete the our 2007 audit on a timely basis. The dismissal of Turner, Stone was approved unanimously by the Board of Directors. Additional disclosure with respect to this dismissal is contained in a Form 8-K filed with the Commission on April 23, 2008 and in a Form 8-K/A filed with the Commission on May 8, 2008.  The disclosure required by Item 3.04 of Regulation S-K is not applicable in as much as Turner Stone & Company was terminated before they completed an audit of our financial statements.

(b)    On April 16, 2008, we engaged MaloneBailey, LLP as our independent registered public accounting firm. We had not consulted with Malone & Bailey regarding the application of accounting principles to any contemplated or completed transactions, nor the type of audit opinion that might be rendered on our financial statements, and neither oral nor written advice was provided that would be an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issue.

(c)    On January 23, 2008, we dismissed Kempisty & Company, Certified Public Accountants, as our independent registered public accounting firm. Kempisty & Company, had been our independent registered public accounting firm for and reviewed our balance sheets for the quarters ended June 30, 2007 and September 30, 2007 and the related consolidated statements of operations, cash flows and stockholders' equity (deficit) for the quarters then ended. All of the foregoing unaudited consolidated financial statements are hereinafter collectively referred to as the “consolidated financial statements.” The review performed by Kempisty & Company of the consolidated financial statements for the two quarters contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, scope or accounting principles. The dismissal of Kempisty & Company was approved unanimously by the Board of Directors.

In connection with Kempisty & Company’s reviews of the interim periods through January 23, 2008, (i) there have been no disagreements between us and Kempisty & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Kempisty & Company would have caused it to make reference thereto in their review of our financial statements for these periods, and (ii) there were no reportable events as that term is described in Item 304(a)(1)(iv) of Regulation S-K.

 (d)    On January 23, 2008, we engaged Turner, Stone & Company, Certified Public Accountants, as our independent registered public accounting firm. We had not consulted with Turner, Stone regarding the application of accounting principles to any contemplated or completed transactions nor the type of audit opinion that might be rendered on our financial statements, and neither written nor oral advice was provided that would be an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issue.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting is not effective as of December 31, 2009.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Controls

During the year ended December 31, 2009 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding the members of our board of directors and our executive officers and other significant employees as of December 31, 2009. All directors hold office for one-year terms until the election and qualification of their successors. Officers are elected annually by the board of directors and serve at the discretion of the board.

Name	Age	Position
Tian, Yuan	36	CEO and Director
Han, Degong	54	President, Secretary and Director
Ha, Man	47	CFO, Treasurer and Director
Yang, Xiancheng	52	Director

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

Backgrounds of Directors and Officers

Yuan TIAN, Chief Executive Officer and Director - 36

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

Degong HAN, President, Secretary and Director - 54

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

Man HA, Chief Financial Officer, Treasurer and Director- 47

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

Xiancheng YANG, Directors - 52

Mr. Yang has over 30 years of experience in China’s forestry industry.  From 2004 to date he has served as a Director of the Railway Management Department of the Tieli Forestry Bureau.  Until 2004 he served as the General Manager of Dongfanghong Timberland department under the Tieli Forestry Bureau.  In 1976, he joined the Xiangyang Timberland department of the Tieli Forestry Bureau, and he was appointed Division Manager of the Xiangyang Timberland department.

Meetings of Our Board of Directors

The Registrant’s Board of Directors took all actions by unanimous written consent without a meeting during the fiscal year ended December 31, 2009.

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

Section 16(a) Beneficial Ownership Compliance Reporting

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 31, 2009. The Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Company’s common stock. In making this statement, the Company has relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

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

SUMMARY COMPENSATION TABLE

Name of Officer	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total

Tian, Yuan	2009	--	--	--	--	--	--	--	--
	2008	--	--	--	--	--	--	--	--
	2007	--	--	--	--	--	--	--	--
Han, Degong	2009	--	--	--	--	--	--	--	--
	2008	--	--	--	--	--	--	--	--
	2007	$1,000	--	--	--	--	--	--	$1,000

Option Grants in Last Fiscal Year

There were no options granted to any of the named executive officers during the year ended December 31, 2009.

During the year ended December 31, 2009, none of the named executive officers exercised any stock options.

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

Compensation of Directors

We did not pay our directors any compensation for services rendered as a director in the year ended December 31, 2009.

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

Change of Control

As of December 31, 2009 we had no pension plans or compensatory plans or other arrangements which provide compensation on the event of termination of employment or change in control of us.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the information concerning the number of shares of our common stock beneficially owned as of December 31, 2009 by: (i) each of our directors, (ii) each of our named executive officers and (iii) owners of 5% or more of our common shares. There was no other person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Except as otherwise specified below, the address of each beneficial owner listed below is Room 517, No. 18 Building, Nangangjizhoing District, Hi-Tech Development Zone, Harbin, Heilongjiang Province, People’s Republic of China.

Title of Class	Name	Number of Shares Owned	Percent of Voting Power

Other Principal Stockholders (5%)

Common	Everwin Development Limited(1)	9,513,743	16.9%
Common	Tse Wan Yi	2,815,026	5.0%

Directors and Executive Officers

Common	Yuan Tian, CEO and Director	0	0%
Common	Degong Han, President, Secretary and Director	9,000,000	16.1%
Common	Xiancheng Yang, Director	0	0%
Common	Man Ha, CFO, Treasurer and Director	9,513,743	16.9%
Common	All Officers and Directors as a Group (4 persons)	18,513,743	33.0%

(1) The Sole owner and director of Everwin Development Limited is Man Ha, who is also the Chief Financial Officer, Treasurer and a Director of the Company. Mr. Ha is deemed to be the beneficial owner of the shares of common stock owned by Everwin Development Ltd.

Item 13.                 Certain Relationships, Related Transactions, and Director Independence

Mr. Degong Han and Mr. Man Ha are the majority shareholders of the Company since inception and are provided funds in the form of non interest-bearing shareholders’ loans to China Forestry Inc.  $154,628 and $64,889 remained owed to these shareholders as of December 31, 2009 and 2008.

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

Item 14.                 Principal Accounting Fees and Services.
Audit and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our auditors for the audit of our annual financial statements for the years ended December 31, 2009 and December 31, 2008 and any other fees billed for other services rendered by our auditors during these periods.

MaloneBailey, LLP
Year ended December 31, 2009
Audit fees		$24,000
Audit-related fees	$
Tax fees	$
All other fees	$
Total		$24,000

MaloneBailey, LLP
Year ended December 31, 2008
Audit fees		$27,000
Audit-related fees	$
Tax fees	$
All other fees	$
Total		$27,000

Since our inception, our Board of Directors, performing the duties of the Audit Committee, reviews all audit and non-audit related fees at least annually. The Board of Directors as the Audit Committee pre-approved all audit related services in the year ended December 31, 2009.

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

CHINA FORESTRY, INC.

Date : April 8, 2010	By:	/s/ Yuan Tian
Yuan Tian
Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name and Title	Date

/s/ Yuan Tian	April 8, 2010
Yuan Tian, Chief Executive Officer and Director (principal executive officer)

/s/ Degong Han	April 8, 2010
Degong Han President

/s/ Man Ha	April 8, 2010
Man Ha Chief Financial Officer and Director (principal financial officer and accounting officer)

/s/ Xiancheng Yang	April 8, 2010
Xiancheng Yang Director