Form 10-Q
period 2010-03-31
CHINA FORESTRY INC
filed 2010-05-14
CIK 805729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________to______________________

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

(011) (86) 0451-87011257
(Registrant's telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐   Accelerated Filer ☐   Non-accelerated Filer ☐   Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes ☐      No ☒

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable, date: May 14, 2010, 56,000,000 shares.

CHINA FORESTRY, INC.

Form 10-Q for the period ended March 31, 2010

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2010	2009

ASSETS

Current Assets
Cash	$311	$1,599
Prepaid expenses	-	-
Total Current Assets	311	1,599

Timberlands - net of accumulated amortization	825,130	829,445

Total Assets	$825,441	$831,044

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$6,346	$10,126
Due to related parties	177,777	154,628
Total Current Liabilities and Total Liabilities	184,123	164,754

Shareholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; None issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 56,000,000 shares issued and outstanding	56,000	56,000
Additional paid-in capital	1,938,764	1,938,764
Accumulated Deficit	(1,413,482)	(1,384,354)
Accumulated other comprehensive income	60,036	55,880
Total Shareholders' Equity	641,318	666,290

Total Liabilities and Shareholders' Equity	$825,441	$831,044

See accompanying notes to the unaudited consolidated financial statements.

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2010	2009

Expenses
General and administrative expenses	$29,128	54,969
Net Loss	$(29,128)	$(54,969)

Other comprehensive income (loss)-Foreign exchange gain (loss)	(4,156)	1,025

Comprehensive gain (loss)	$(33,284)	$(53,944)

Net Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding- basic and diluted	56,000,000	56,000,000

See accompanying notes to the unaudited consolidated financial statements.

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Month Ended
	March 31, 2010	March 31, 2009

Operating activities:
Net income (loss)	$(29,128)	$(54,969)
Adjustments to reconcile income (loss) to net cash used in operations:
Amortization expense	4,428	4,422
Changes in operating assets and liabilities:
Prepaid expenses	-	1,203
Accounts payable and accrued expenses	(98)	557
Net cash provided by (used in) operating activities	(24,798)	(48,787)

Financing activities
Advances from related parties	19,437	47,541
Net cash provided by financing activities	19,437	47,541

Effect of exchange rate changes on cash	4,073	(37)

Increase (decrease) in cash	(1,288)	(1,283)
Cash at beginning of period	1,599	2,652
Cash at end of period	$311	$1,369

Supplemental cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

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

NOTE 2 - GOING CONCERN

The Company’s ability to continue as a going concern is ultimately contingent upon its ability to attain profitable operations through the successful development of its business plan. As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $1,413,482 as of March 31, 2010 through its limited operations. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company is actively pursuing additional funding and a potential merger or acquisition candidate and strategic partners, which would enhance owners’ investment. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated financial statements included in this report and related notes thereto.

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

Income Taxes. China Forestry has adopted Statement of Financial Accounting Standards No. 109, “Accounting for
Income Taxes” (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. Since China forestry had no operations within the United States there is no provision for US income taxes and there are no deferred tax amounts as of December 31, 2009. The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

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

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

Net Sales

The company had no sales for the three months ended March 31, 2010 and 2009. This result is a function of lack of business during these periods since the company does not have the wood-cutting quota for log sales from the local government.

Net Loss

Net loss was approximately $29,128 for the three months ended March 31, 2010, as compared to a net loss of $54,969 for the same corresponding period in 2009. The decrease in net loss was attributable to a reduction of the general administrative expenses and having no revenues for the period and failing to sell products without the wood-cutting quota from the local Bureau of Forestry.

Liquidity and Capital Resources

The Company’s ability to continue as a going concern is ultimately contingent upon its ability to attain profitable operations through the successful development of its business plan. As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $1,413,482 as of March 31, 2010 through its limited operations. It has working capital deficits and negative operating cash flows. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company is actively pursuing additional funding and a potential merger or acquisition candidate and strategic partners, which would enhance owners’ investment.

As of March 31, 2010, cash and cash equivalents totaled $311. This cash position was the result of a combination of cash at beginning of period in the amount of $1,599 and net cash provided by financing activities in the amount of $19,437, offset by net cash used in operating activities in the amount of $(24,798).

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, operations of the Company are exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing and investing yields. During the first three months of 2010, the Company has not utilized any financing arrangements or investing arrangements and is not currently subject to any market risk.

ITEM 4 - CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) of the Company have concluded, based on their evaluation as of March 31, 2010, that the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are not effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended March 31, 2010, there were no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – REMOVED AND RESERVED

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

CHINA FORESTRY, INC.
(Registrant)

May 14, 2010	/s/Yuan Tian
Yuan Tian
Chief Executive Officer
(Principal Executive Officer)

May 14, 2010	/s/Man Ha
Man Ha
Chief Financial Officer
(Principal Accounting Officer)