Form 10-Q
period 2010-06-30
CHINA FORESTRY INC
filed 2010-08-13
CIK 805729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

(011) (86) 0451-87011257
(Registrant's telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes ☐     No ☒

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: August 12, 2010, 156,000,000 shares.

CHINA FORESTRY, INC.

Form 10-Q for the period ended June 30, 2010

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)

ASSETS
Current Assets
Cash	$1,334	1,599
Total Current Assets	1,334	1,599

Timberlands - net of accumulated amortization	824,012	829,445

Total Assets	$825,346	831,044

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$6,370	10,126
Other payables	50,000	-
Due to related parties	140,887	154,628
Total Current Liabilities and Total Liabilities	197,257	164,754

Shareholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
None issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized,
56,000,000 shares issued and outstanding	56,000	56,000
Additional Paid-in Capital	1,938,764	1,938,764
Accumulated Deficit	(1,426,337)	(1,384,354)
Accumulated comprehensive income	59,662	55,880
Total Shareholders' Equity	628,089	666,290
Total Liabilities and Shareholders' Equity	$825,346	831,044

See Notes to Consolidated Financial Statements

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months ended		For the Six Months ended
	June 30,		June 30,
	2010	2009	2010	2009

Expenses
General and administrative expenses	$12,855	$20,070	$41,983	$75,039
Net Loss	(12,855)	(20,070)	(41,983)	(75,039)

Other comprehensive income-Foreign exchange gain (loss)	(374)	(1,079)	3,782	(54)

Comprehensive income (loss)	$(13,229)	$(21,149)	$(38,201)	$(75,093)

Net Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding- basic and diluted	56,000,000	56,000,000	56,000,000	56,000,000

See Notes to Consolidated Financial Statements.

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months ended
	June 30,
	2010	2009

Operating Activities:
Net loss	$(41,983)	$(75,039)
Adjustments to reconcile loss to net cash provided by (used in) operations

Amortization	5,433	8,845
Changes in operating assets and liabilities:
Prepaid expenses	-	2,009
Accounts payable and accrued expenses	(3,756)	257
Other payables	50,000	-
Net cash provided by (used in) operating activities	9,694	(63,928)

Financing Activities
Advances from related parties	(13,741)	65,177
Net cash provided by (used in) financing activities	(13,741)	65,177

Effect of exchange rate changes on cash	3,782	(1,218)

Increase(decrease) in cash	(265)	31
Cash at beginning of period	1,599	2,652
Cash at end of period	$1,334	2,683

Supplemental cash flow information
Interest paid	$-	$-
Income tax paid	$-	$-

See Notes to Consolidated Financial Statements.

CHINA FORESTRY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of China Forestry, Inc. and Subsidiaries (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in China Forestry’s latest Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in Form 10-K, have been omitted.

NOTE 2 - GOING CONCERN

The Company’s ability to continue as a going concern is ultimately contingent upon its ability to attain profitable operations through the successful development of its business plan. As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $1,426,337 as of June 30, 2010 through its limited operations. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company is actively pursuing additional funding and a potential merger or acquisition candidate and strategic partners, which would enhance owners’ investment. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

GENERAL DESCRIPTION OF BUSINESS

Introduction

We were originally incorporated in Nevada on January 13, 1986. Since inception, we have not had active business operations and were considered a development stage company. In 1993, we entered into an agreement with Bradley S. Shepherd in which Mr. Shepherd agreed to become an officer and director and use his best efforts to organize and update our books and records and to seek business opportunities for acquisition or participation. The acquisition of the share capital of Hong Kong Jin Yuan was such an opportunity.

As a result of a Share Exchange, Hong Kong Jin Yuan became our wholly-owned subsidiary, Harbin SenRun became our indirect wholly-owned subsidiary, and we succeeded to the business of Harbin SenRun Forestry Development Co., Ltd., a producer of forest products with approximately 1,561 hectares of State forest assets located mainly over the Small Xing An Mountains, Jin Yin County, and the Harbin Wu Chang District of Heilongjiang Province of Northern China.

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

Competition

Log Sales

We have no strong competitors in the Heilongjiang Province. We believe that any logging operation that might compete with Harbin SenRun produces products that are lesser in quality than our products. Moreover, most of these competitors produce products that are considered lower grade than the our products. Our logs include alley woods (20%), the highly demanded charcoal wood material used for construction materials (35%), and thick woods (45%).

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

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Net Sales

We had no sales for the three months ended June 30, 2010 and 2009. This result is a function of lack of business during these periods since we do not have a wood-cutting quota for log sales from the local government.

Net Loss

Our net loss was $12,855 and $20,070 for the three months ended June 30, 2010 and 2009, respectively. The net losses in these periods were due to primarily to general and administrative expenses, which were $12,855 and $20,070 for the three months ended June 30, 2010 and 2009, respectively.  The decrease in net loss was the result of lower general and administrative expenses for the period.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Net Sales

We had no sales for the six months ended June 30, 2010 and 2009. This result is a function of a lack of business during these periods since we do not have a wood-cutting quota for log sales from the local government.

Net Loss

Our net loss was $41,983 and $75,039 for the six months ended June 30, 2010 and 2009, respectively. The net losses in these periods were due to primarily to general and administrative expenses, which were $41,983 and $75,039 for the six months ended June 30, 2010 and 2009, respectively.  The decrease in net loss was the result of lower general and administrative expenses for the six months ended June 30, 2010.

Liquidity and Capital Resources

Our ability to continue as a going concern is ultimately contingent upon our ability to attain profitable operations through the successful development of our business plan. As shown in the accompanying consolidated financial statements, we have incurred an accumulated deficit of $1,426,337 as of June 30, 2010 through our limited operations. We have working capital deficits and negative operating cash flows. These conditions raise substantial doubt as to our ability to continue as a going concern. We are actively pursuing additional funding and a potential merger or acquisition candidate and strategic partners, which would enhance owners’ investment.

As of June 30, 2010, cash and cash equivalents totaled $1,334. This cash position was the result of a combination of cash at the beginning of the period in the amount of $1,599 and net cash used in financing activities in the amount of $13,741, offset by net cash provided by operating activities in the amount of $9,694.

We believe that said level of financial resources is a significant factor for our future development and accordingly may choose at any time to raise capital through private debt or equity financing to strengthen our financial position, facilitate growth and provide us with additional flexibility to take advantage of business opportunities.

Subsequent Events

On June 10, 2010, we executed a Share Exchange Agreement (the “Agreement”) by and between us, Financial International (Hong Kong) Holdings Company Limited, a company organized and existing under the laws of the Hong Kong SAR of the People’s Republic of China (“FIHK”); LIU, Shengli, the owner of 60% of the outstanding share capital of FIHK (“Liu”), and LI, Bin, the owner of 40% of the outstanding share capital of FIHK (“Li”) (Liu and Li collectively being the “Shareholders”), and Hanzhong Hengtai Bio-Tech Limited, a company organized and existing under the laws of the People’s Republic of China (“Hengtai”). FIHK and Hengtai are hereinafter referred to as the “FIHK Companies.”  A copy of the Agreement is attached as Exhibit 10 to our Form 8-K filed with the Commission on June 16, 2010, and is hereby incorporated by reference.

Closing of the Share Exchange

Pursuant to and at the closing of the Agreement, which occurred on July 15, 2010, we acquired one hundred percent (100%) of all of the issued and outstanding share capital of FIHK from the Shareholders, as well as a cash payment of $50,000 from Hengtai, in exchange for One Hundred Million (100,000,000) newly issued shares of our common stock and a Convertible Note in the principal amount of $1.0 million, which note is convertible into 68,000,000 shares of our common stock (the “Convertible Note”).  Further, we authorized Interwest Transfer Company, Inc., our transfer agent, to issue to the Shareholders the 100,000,000 shares of our common stock, with 60,000,000 shares to Liu and 40,000,000 shares to Li.

As a result of the transactions consummated at the closing, shares representing 64.1% of our post-issuance outstanding shares of common stock were issued to the Shareholders, and all of the registered capital of FIHK was acquired by us. Upon completion of the physical exchange of the share certificates, FIHK, which provides advisory services in developing and marketing biological technology products, will be our wholly-owned subsidiary. Hengtai, which is engaged in the plantation business of Chinese Yew, Aesculus, Dove Tree and Dendrobium, will exist as a variable interest entity controlled by FIHK.

Operating Agreement

On June 17, 2010, we executed an Operating Agreement by and among us, FIHK, the Shareholders and Hengtai, in which we agreed to continue operating our subsidiary Jin Yuan Global Ltd., a limited liability corporation organized and existing under the laws of the Hong Kong SAR of the People’s Republic of China (“Jin Yuan Global”), for at least 90 days after the closing of the share exchange in order to determine whether, as a business matter, Jin Yuan Global fits within our business plan, and, if not, whether we should dispose of the operating subsidiary to a third party.  Further, the parties have agreed that any incremental costs associated with auditing Jin Yuan Global after the closing of the Agreement shall be borne by us.  A copy of the Operating Agreement is attached as Exhibit 10 to our Form 8-K filed with the Commission..

We intend to rely on Regulation S under the Securities Act of 1933, as amended (the “Act”), for an exemption from the registration requirements of the Act applicable to the issuance of the 100,000,000 new investment shares and the Convertible Note to the Shareholders, on the basis that the Shareholders are not U.S. persons within the meaning of Rule 902 under the Act.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our operations are exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing and investing yields. During the first six months of 2010, we have not utilized any financing arrangements or investing arrangements and are not currently subject to any market risk.

ITEM 4 - CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2010, that the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are not effective to ensure that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended June 30, 2010, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 5 - OTHER INFORMATION

Pursuant to and at the closing of the Agreement, which occurred on July 15, 2010, we acquired one hundred percent (100%) of all of the issued and outstanding share capital of FIHK from the Shareholders, as well as a cash payment of $50,000 from Hengtai, in exchange for One Hundred Million (100,000,000) newly issued shares of our common stock and a Convertible Note in the principal amount of $1.0 million, which note is convertible into 68,000,000 shares of our common stock (the “Convertible Note”).  Further, we authorized Interwest Transfer Company, Inc., our transfer agent, to issue to the Shareholders the 100,000,000 shares of our common stock, with 60,000,000 shares to Liu and 40,000,000 shares to Li.

As a result of the transactions consummated at the closing, shares representing 64.1% of our post-issuance outstanding shares of common stock were issued to the Shareholders, and all of the registered capital of FIHK was acquired by us. Upon completion of the physical exchange of the share certificates, FIHK, which provides advisory services in developing and marketing biological technology products, will be our wholly-owned subsidiary. Hengtai, which is engaged in the plantation business of Chinese Yew, Aesculus, Dove Tree and Dendrobium, will exist as a variable interest entity controlled by FIHK.

ITEM 6 – EXHIBITS

10.1	Share Exchange Agreement dated June 10, 2010 (incorporated by reference from Exhibit 10 to our Form 8-K filed on June 16, 2010).

10.2	Operating Agreement dated June 17, 2010 (incorporated by reference from Exhibit 10 to our Form 8-K filed on July 16, 2010).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Company's Chief Executive Officer Pursuant to 18 U.S.C. SS. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. SS. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA FORESTRY, INC.
(Registrant)

August 13 , 2010	/s/Yuan Tian
Yuan Tian
Chief Executive Officer
(Principal Executive Officer)

August 13, 2010	/s/Man Ha
Man Ha
Chief Financial Officer
(Principal Financial Officer)