Form 10-Q
period 2010-09-30
CHINA FORESTRY INC
filed 2010-11-15
CIK 805729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: November 15, 2010, 156,000,000 shares.

CHINA FORESTRY, INC.

Form 10-Q for the period ended September 30, 2010

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30,	December 31,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$3,543	8,240
Restricted cash (Note 11)	28,443	27,831
Accounts receivable, net (Note 5)	279,120	5,375
Other receivables	44,774	26,330
Inventories (Note 6)	1,027,402	1,229,679
Prepayment (Note 7)	16,811	7,313
Total Current Assets	1,400,093	1,304,768

Timberlands, net (Note 8)	835,358	-
Property, plant and equipment, net (Note 9)	64,771	17,538
Intangible assets (Note 10)	9,525	9,446
Total Assets	$2,309,747	1,331,752

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term loans (Note 11)	$1,035,625	1,018,456
Accounts payable	47,647	41,102
Other payables	48,924	47,503
Due to related parties	357,802	107,779
Accrued expenses	60,087	43,333
Interest payable	108,887	76,156
Advance from customers	35,928	-
Long-term loans due within one year (Note 12)	94,311	92,281
Total Current Liabilities	1,789,211	1,426,610
Convertible promissory note-shareholders (Note 13)	1,000,000	-
Total Liabilities	2,789,211	1,426,610

Shareholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized,
56,000,000 and 156,000,000 shares issued and outstanding at
December 31, 2009 and September 30, 2010, respectively	156,000	56,000
Additional Paid-in Capital	1,287,640	1,756,360
Accumulated Deficit	(2,102,112)	(2,078,052)
Accumulated comprehensive income	179,008	170,834
Shareholders' Equity	(479,464)	(94,858)
Total Liabilities and Shareholders' Equity	$2,309,747	1,331,752

See Notes to Consolidated Financial Statements

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months ended		For the Nine Months ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenue
Net sales	$270,799	$28,934	$417,546	$102,153

Cost of Godds Sold	(229,506)	(27,236)	(355,298)	(84,020)
Gross Profit	41,293	1,698	62,248	18,133

Operating Expenses
Selling expenses	815	980	3,460	3,278
General and administrative expenses (Note 14)	23,866	13,801	67,458	44,710
Total operating expenses	24,681	14,781	70,918	47,988
Loss from operations	16,612	(13,083)	(8,670)	(29,855)

Other Income (Expenses)
Interest expense	(50,930)	(16,029)	(76,148)	(77,139)
Other income	37,859	26,334	60,801	26,334
Other expenses	(43)	-	(43)	-
Total other income (expenses)	(13,114)	10,305	(15,390)	(50,805)

Loss before income taxes	3,498	(2,778)	(24,060)	(80,660)
Income taxes			-	-
Net Income (Loss)	$3,498	$(2,778)	$(24,060)	$(80,660)

Other comprehensive income-Foreign exchange gain (loss)	8,990	(19)	8,174	(96)

Comprehensive income (loss)	$32,855	$14,762	$70,918	$47,892

Net Loss per share - basic and diluted	$0.00	$0.00	$0.00	$0.00

Weighted average shares outstanding- basic and diluted	145,043,478	100,000,000	115,179,487	100,000,000

See Notes to Consolidated Financial Statements.

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months ended
	September 30,
	2010	2009

Operating Activities:
Net income (loss)	$(24,060)	$(80,660)
Adjustments to reconcile income (loss) to net cash provided by operations
Depreication	2,619	4,436
Amortization of timberlands	3,712	-
Amortization of intangible assets	143	140
Gain on disposal of property, plant and equipment	(6,477)	-
Changes in operating assets and liabilities:
Restricted cash	612	(13)
Accounts receivable, net	(273,745)	-
Other receivables	(18,444)	9,679
Inventories	225,058	(56,593)
Prepayment	(9,498)	8,772
Accounts payable	3,046	(10,133)
Other payables	1,421	(58,565)
Accrued expenses	13,760	5,000
Interest payable	32,731	45,281
Advance from customers	35,928	(2,492)
Net cash provided by (used in) operating activities	(13,194)	(135,148)

Investing Activities
Purchase of properties, plant and equipment	(55,826)	-
Proceeds from disposal of properties, plant and equipments	12,928	-
Acquisition of cash in reverse merger	784	-
Net cash provided by (used in) investing activities	(42,114)	-

Financing Activities
Proceeds from short-term and long-term loans	19,199	143,826
Proceeds from related parties	58,428	-
Repayment to related parties	-	(3,743)
Net cash provided by (used in) financing activities	77,627	140,083

Effect of exchange rate changes on cash	(27,016)	(2,840)

Increase(decrease) in cash	(4,697)	2,095
Cash at beginning of period	8,240	13,813
Cash at end of period	$3,543	$15,908

Supplemental disclosure of cash flow information
Interest paid	$45,278	$31,892
Income taxes paid	$-	$-

See Notes to Consolidated Financial Statements.

CHINA FORESTRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.      ORGANIZATION AND BUSINESS BACKGROUND

The Company was incorporated under the name of Patriot Investment Corp. on February 13, 1986 under the laws of the State of Nevada. In January 2008, the Company filed an amendment to its articles of incorporation to change the name to China Forestry Inc.(“the Company”). The Company is principally engaged in the growing and harvesting of timber and manufacture and marketing of lumber in the People’s Republic of China (“PRC”) through its holdings and subsidiaries.

On July 15, 2010, the Company closed a reverse merger with Financial International (Hong Kong) Holdings Co. Limited (“FIHK”). FIHK has no other material operations except a series of contractual arrangements with Hanzhong Hengtai Bio-Tech Limited (“Hengtai”), a company organized and existing under the laws of the People’s Republic of China on October 22, 2003.

On July 15, 2010, the Company closed the transactions contemplated by the Share Exchange Agreement and acquired Financial International (Hong Kong) Holdings Co. (“FIHK”), a company organized and existing under the laws of the Hong Kong SAR of the People’s Republic of China on January 8, 2009, as its wholly owned subsidiary. FIHK has entered into a series of contractual obligations with Hanzhong Hengtai Bio-Tech Limited (“Hengtai”), a company incorporated under the laws of the People’s Republic of China (“China”) that is engaged in the plantation and sale of garden plants used in landscaping, such as Chinese Yews of the types Taxus chinensis var. mairei and Taxus madia, as well as the holders of 100% of the voting shares of Hengtai.

The Company’s relationship with Hengtai and its shareholders is governed by a series of contractual arrangements among FIHK, Hengtai and the 100% holders of the share capital of Hengtai (the “Hengtai Shareholders”) entered on April 1, 2010. The contractual arrangements include a Consulting Services Agreement, a Business Operating Agreement, an Equity Pledge Agreement, an Exclusive Option Agreement, and a Voting Rights Proxy Agreement. Under the laws of China, the contractual arrangements constitute valid and binding obligations of the parties of such agreements. Each of the contractual arrangements and the rights and obligations of the parties thereto are enforceable and valid in accordance with the laws of China.

2.      GOING CONCERN

As reflected in the accompanying financial statements, the Company has accumulated deficits of $2,102,112 at September 30, 2010 that includes losses of $24,060 for the nine months ended September 30, 2010. The Company’s owners have funded the losses and cash shortfalls allowing management to develop sales and contingencies plans. The Company is also arranging for additional funding. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.      Basis of Preparation

The accompanying financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("US GAAP").  All significant intercompany accounts and transactions have been eliminated in consolidation.

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto contained in its report on Form 10-K for the year ended December 31, 2009.

CHINA FORESTRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

a.      Basis of Preparation (continued)

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at September 30, 2010 and 2009, and the results of its operations and cash flows for the nine month periods ended September 30, 2010 and 2009. The results of operations for the period ended September 30, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year.

Hengtai is considered a variable interest entity (“VIE”), and FIHK, the Company’s wholly owned subsidiary, is the primary beneficiary. The Company’s relationships with Hengtai and its shareholders are governed by a series of contractual arrangements between the Company and Hengtai, which is an operating company in the PRC. The contractual arrangements constitute valid and binding obligations of the parties of such agreements. Each of the contractual arrangements and the rights and obligations of the parties thereto are enforceable and valid in accordance with the laws of the PRC. On April 1, 2010, FIHK entered into the following contractual arrangements with Hengtai:

(1) Consulting Services Agreement. Pursuant to the consulting services agreement between FIHK and Hengtai, dated April 1, 2010, FIHK has the exclusive right to provide Hengtai with consulting services and daily operations, including general business operations in relation to business development, human resources, research and development, and business growth, and support the daily operation costs and daily expenses. Hengtai pays an annual consulting service fee to FIHK that is equal to 100% of Hengtai’s net revenue for such year, based on the annual financial statements. This agreement shall remain in force unless otherwise terminated. FIHK is entitled to assign to a wholly-owned subsidiary, if one were set up in the future, all the rights to the Company as stipulated in this agreement. All intercompany transactions, including this service fee, have been eliminated in the consolidated financial statements presented.

(2) Business Operating Agreement. Pursuant to the business operating agreement among FIHK and Hengtai, dated April 1, 2010, FIHK provides Hengtai guidance and instruction on Hengtai’s daily operations, financial management and employment issues. FIHK has the right to appoint or remove Hengtai’s directors and executive officers. In addition, FIHK agrees to guarantee Hengtai’s performance under any agreements or arrangements relating to its business arrangement with any third party. Upon the request of Hengtai, FIHK agrees to provide loans to support its operation’s capital requirements and to provide a guarantee if the Company needs to apply for loans from a third party. In return, Hengtai agrees to pledge its accounts receivable and all of its assets to FIHK. The term of this agreement is ten years; and may be extended or terminated only by 30-day prior written notice served by FIHK (or its designated party). FIHK is entitled to assign to a wholly-owned subsidiary, if one were set up in the future, all the rights to the Company as stipulated in this agreement.

(3) Equity Pledge Agreement. Under the equity pledge agreement between FIHK and Hengtai, dated April 1, 2010, Hengtai’s 100% shareholders pledged all of their equity interests in Hengtai to FIHK to guarantee its performance of its obligations under the Business Operating Agreement. If Hengtai or its shareholders breaches their respective contractual obligations, FIHK, as Pledgee, will be entitled to certain rights, including the right to sell the pledged equity interests. The 100% shareholders of Hengtai also agreed that upon occurrence of any event of default, FIHK shall be granted an exclusive, irrevocable power of attorney to take actions in the place and stead of the 100% shareholders of Hengtai to carry out the security provisions of the equity pledge agreement and take any action and execute any instrument that FIHK may deem necessary or advisable to accomplish the purposes of the equity pledge agreement. The 100% shareholders of Hengtai agreed not to dispose of the pledged equity interests or take any actions that would prejudice FIHK’s interest. This equity pledge agreement shall expire two years after Hengtai’s obligations under the Consulting Services Agreement have been fulfilled. FIHK is entitled to assign to a wholly-owned subsidiary, if one were set up in the future, all the rights to the Company as stipulated in this agreement.

(4) Exclusive Option Agreement. Under the exclusive option agreement between FIHK and Hengtai, dated on April 1, 2010, all the shareholders of Hengtai irrevocably granted to FIHK (or its designated person) an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in Hengtai for the minimum amount of consideration permitted by applicable PRC law. FIHK (or its designated person) has sole discretion to decide when to exercise the option, whether in part or in full. The term of this agreement is ten (10) years from April 15, 2009 and may be extended prior to its expiration by written agreement of the parties.

CHINA FORESTRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

a.      Basis of Preparation (continued)

(5) Voting Right Proxy Agreement. Under the voting right proxy agreement between FIHK and Hengtai, dated on April 1, 2010, all shareholders of Hengtai agreed to irrevocably grant FIHK with the right to exercise the 100% shareholders of Hengtai’s voting rights and their other rights, including the attendance at and the voting of the all the shares held by 100% shareholders of Hengtai at shareholders’ meetings (or by written consent in lieu of such meetings) in accordance with applicable laws and its Articles of Association, including but not limited to the rights to sell or transfer all or any of his equity interests of the Hengtai, and appoint and vote for the directors and Chairman as the authorized representative of the shareholders of the Hengtai. The proxy agreement may be terminated by joint consent of the parties or upon 30-day written notice from FIHK.

Under Article 1.06(c) of the Share Exchange Agreement, if FIHK does not execute and deliver the Exclusive Option Agreement described above to acquire Hengtai on or before September 30, 2010, the Company has the option to rescind the Share Exchange Agreement by delivering notice of rescission to FIHK and the shareholders of FIHK.  The parties are to be returned to such position that they were in prior to entering into the Share Exchange Agreement, including, but not limited to, the return to the Company of the share certificates for 100,000,000 shares of common stock of the Company and the $1.0 million convertible promissory note issued by the Company, and the return to the shareholders of FIHK of the share certificates representing the FIHK Share Capital.   The $50,000 cash payment by Hengtai as part of the Share Exchange Agreement will not be returned by the Company.  The option agreement has not been exercised to date.  However, FIHK is going through the approval process with the Chinese government to exercise the option to acquire Hengtai and it intends to do so.  Nonetheless, the Company still has a right of rescission under the Share Exchange Agreement until the exercise of that option.  There can be no assurances that the Chinese government will approve the exercise by FIHK of the option agreement to acquire Hengtai.

The accounts of Hengtai are consolidated in the accompanying financial statements pursuant to generally accepted accounting standards pertaining to variable interest entities (“VIE”). As a VIE, Hengtai’s sales are included in the Company’s total sales, its income from operations is consolidated with the Company’s, and the Company’s net income includes all of Hengtai’s net income. The Company does not have any non-controlling interest and accordingly, did not subtract any net income in calculating the net income attributable to the Company. Because of the contractual arrangements, the Company had a pecuniary interest in Hengtai that requires consolidation of the Company’s and Hengtai’s financial statements.

b.      Use of Estimates

In preparing these financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the year reported. Actual results may differ from these estimates. The Company regularly evaluates estimates and assumptions related to obsolete inventory, useful life and recoverability of long lived assets. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c.      Financial Instruments

The carrying amount reported in the balance sheet for cash, accounts receivable, inventory, other receivables, short-term loans, accounts payable, other payables, accrued expenses, interest payable and long-term loans approximate fair value because of the immediate or short-term maturity of these financial instruments.

d.      Fair Value Accounting

The Company adopted the standard “Fair Value Measurements,” codified with ASC 820 and effective January 1, 2008.  The provisions of ASC 820 are to be applied prospectively.

CHINA FORESTRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

d.      Fair Value Accounting (continued)

ASC 820 clarifies that fair value is an estimate of the exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (i.e. the exit price at the measurement date).  Under ASC 820, fair value measurements are not adjusted for transaction cost.  ASC 820 provides for use of a fair value hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three levels:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2:
Input other than quoted market prices that are observable, either directly or indirectly, and reasonably available. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the Company.

Level 3:	Unobservable inputs. Unobservable inputs reflect the assumptions that the Company develops based on available information about what market participants would use in valuing the asset or liability.

An asset or liability’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Availability of observable inputs can vary and is affected by a variety of factors. The Company uses judgment in determining fair value of assets and liabilities and Level 3 assets and liabilities involve greater judgment than Level 1 and Level 2 assets or liabilities.

e.      Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and demand deposits with banks. Cash deposits with banks are held in financial institutions in China, which has no federally insured deposit protection. Accordingly, the Company has a concentration of credit risk related to these uninsured deposits.

f.      Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances.  Management provides for probable uncollected amounts through a charge to earnings and a credit to an allowance for bad debts based on its assessment of the current status of individual accounts.  Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for bad debts and a credit to accounts receivable.

g.      Timberland

The Company carried timberland at historical cost less accumulated amortization. Since private ownership of timberland is not allowed in the People’s Republic of China, the Company acquired the user right of timberland from the government. The Company capitalized the acquisition costs of the user right and allocated that cost to the timberland. The user right is good for from 50 to 70 years and with the user right, the timber on the timberland is under the Company’s ownership. Amortization of the use right on timberland is primarily determined using the straight-line method over the life of usage right.

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

The Company capitalized reforestation costs incurred in developing viable seedling plantations (up to two years from planting), such as site preparation, seedlings, planting, fertilization, insect and wildlife control, thinning and herbicide application. The Company expensed all other costs, such as property taxes and costs of forest management personnel, as incurred. Once the seedling plantation was viable, the Company expensed all costs to maintain the viable plantations, such as fertilization, herbicide application, insect and wildlife control, and thinning, as incurred. The Company capitalized costs incurred to initially build roads as land improvements, and the Company expensed as incurred costs to maintain these roads.

CHINA FORESTRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

h.      Inventories

Inventories are stated at the lower of cost, as determined on a standard cost basis, or net present value.  Costs of inventories include purchase and related costs incurred in bringing the products to their present location and condition. Management also regularly evaluates the composition of the Company’s inventories to identify slow-moving and obsolete inventories to determine if a valuation allowance is required.

i.      Property, Plant, and Equipment

Property, plant and equipment are initially recognized recorded at cost.  Gains or losses on disposals are reflected as gain or loss in the period of disposal.  The cost of improvements that extend the life of plant and equipment are capitalized.  These capitalized costs may include structural improvements, equipment and fixtures. All ordinary repairs and maintenance costs are expensed as incurred.

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets:

Buildings	10 years
Machinery and equipment	5 years
Transportation equipment	5 years
Office equipment	5 years

j.      Intangible Assets

Intangible assets are stated in the balance sheet at cost less accumulated amortization. The costs of the intangible assets are amortized on a straight-line basis over their estimated useful lives. The respective amortization periods for the intangible assets are as follows:

Land use right                                           30-70 years

k.      Impairment of Long-Lived Assets

The Company accounts for impairment of plant and equipment and amortizable intangible assets in accordance with the standard, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of,” codified with ASC 360, which requires the Group to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value.

l.      Comprehensive Income

The standard, “Reporting Comprehensive Income,” codified with ASC 220, requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  The comprehensive income arose from the effect of foreign currency translation adjustments.

m.      Revenue Recognition

The Company generates revenues from the sales of plants, such as Taxus mairei and etc. Sales are recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured.  Sales are presented net of value added tax (VAT). No return allowance is made as products returns are insignificant based on historical experience.

CHINA FORESTRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

n.      Income Taxes

The Company accounts for income taxes in accordance with the standard, "Accounting for Income Taxes," codified with ASC 740. ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years.  Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Group is able to realize their benefits, or that future deductibility is uncertain.

o.      Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period.  Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  At September 30, 2010, the Company had no common stock equivalents that could potentially dilute future earnings per share; however, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to the Company’s net loss.

p.      Segment Information

The standard, “Disclosures about Segments of an Enterprise and Related Information,” codified with ASC 280, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. The Company believes that it operates in one business segment (research, development, production, marketing and sales) and in one geographical segment (China), as all of the Company’s current operations are carried out in China.

q.      Foreign Currency Translation

The Company’s functional currency is Chinese Renminbi (“RMB”) and its reporting currency is the U.S. dollar. Transactions denominated in foreign currencies are translated into U.S. dollars at the exchange rate in effect on the date of the transactions. Exchange gains or losses on transactions are included in earnings.

The consolidated financial statements of the Company are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation,” codified with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency consolidated financial statements into U.S. dollars are included in determining comprehensive income. At September 30, 2010 and December 31, 2009, the cumulative translation adjustments of $179,008 and $179,834, respectively, were classified as items of accumulated other comprehensive income (loss) in the stockholders’ equity section of the balance sheet. For the nine months ended September 30, 2010 and 2009, other comprehensive income (loss) was $8,990 and ($19), respectively.

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the consolidated financial statements were as follows:  As of September 30, 2010 and December 31, 2009, the Company used the period-end rates of exchange for assets and liabilities of $1 to RMB6.6800 and $1 to RMB6.8270, respectively. For the nine months ended September 30, 2010 and 2009, the Company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1 to RMB6.8069 and $1 to RMB6.8330, respectively. The Company used historical rates for equity.

CHINA FORESTRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

r.      Related Parties

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company.  Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

s.      Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

t.      Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued a standard that established the FASB Accounting Standards Codification (“ASC”) and amended the hierarchy of generally accepted accounting principles (“GAAP”) such that the ASC became the single source of authoritative nongovernmental U.S. GAAP. The ASC did not change current U.S. GAAP, but it was intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (“ASUs”). For the Company, the ASC was effective July 1, 2009. This standard did not have an impact on the Company’s consolidated results of operations or financial condition. However, throughout the notes to the consolidated financial statements references that were previously made to various former authoritative U.S. GAAP pronouncements have been changed to coincide with the appropriate section of the ASC.

In April 2009, the FASB issued an accounting standard which modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The standard also requires additional disclosures for annual and interim periods with respect to both debt and equity securities. Under the standard, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The standard further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. The standard requires entities to initially apply its provisions to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. For the Company, this standard was effective beginning April 1, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In June 2009, the FASB issued a new standard regarding the accounting for transfers of financial assets amending the existing guidance on transfers of financial assets to, among other things, eliminate the qualifying special-purpose entity concept, include a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarify and change the derecognition criteria for a transfer to be accounted for as a sale, and require significant additional disclosure. For the Company, this standard was effective for new transfers of financial assets beginning January 1, 2010. Because the Company historically does not have significant transfers of financial assets, the adoption of this standard is not expected to have a material impact on the Company’s consolidated results of operations or financial condition.

CHINA FORESTRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

t.      Recently Issued Accounting Pronouncements (continued)

In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value,” which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, a entity may use the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted prices for an identical liability traded as an asset may be considered Level 1 fair value measurements. For the Company, this ASU was effective October 1, 2009. The adoption of this ASU did not have a material impact on the Company’s consolidated results of operations or financial condition.

In September 2009, the FASB issued ASU No. 2009-12, “Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” that amends ASC 820 to provide guidance on measuring the fair value of certain alternative investments such as hedge funds, private equity funds and venture capital funds. The ASU indicates that, under certain circumstances, the fair value of such investments may be determined using net asset value (“NAV”) as a practical expedient, unless it is probable the investment will be sold at something other than NAV. In those situations, the practical expedient cannot be used and disclosure of the remaining actions necessary to complete the sale is required. The ASU also requires additional disclosures of the attributes of all investments within the scope of the new guidance, regardless of whether an entity used the practical expedient to measure the fair value of any of its investments. The disclosure provisions of this ASU are not applicable to an employer’s disclosures about pension and other postretirement benefit plan assets. For the Company, this ASU was effective October 1, 2009. The adoption of this ASU did not have a material impact on the Company’s consolidated results of operations or financial condition.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force,” that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding the application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. For the Company, ASU No. 2009-13 is effective beginning January 1, 2011. The Company may elect to adopt the provisions prospectively to new or materially modified arrangements beginning on the effective date or retrospectively for all periods presented. The Company is currently evaluating the impact of this standard on its Company’s consolidated results of operations and financial condition.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force,” that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance:  the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). For the Company, ASU No. 2009-14 is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on the its consolidated results of operations and financial condition.

CHINA FORESTRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

t.      Recently Issued Accounting Pronouncements (continued)

In January 2010, the FASB issued ASU No. 2010-6, “Improving Disclosures About Fair Value Measurements,” that amends existing disclosure requirements under ASC 820 by adding required disclosures about items transferring into and out of Levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchases, sales, issuances, and settlements relative to Level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. For the Company, this ASU is effective for the first quarter of 2010, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective beginning the first quarter of 2011. Since this standard impacts disclosure requirements only, its adoption will not have a material impact on the Company’s consolidated results of operations or financial condition.

In February 2010, FASB issued ASU 2010-9 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements ("ASU 2010-9"). ASU 2010-9 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-9 is effective for interim and annual periods ending after June 15, 2010. The Company does not expect the adoption of ASU 2010-09 to have a material impact on its consolidated results of operations or financial position.

In April 2010, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a significant impact on the Company’s financial statements.

In July 2010, the FASB issued an accounting standards update to require further disaggregated disclosures that improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. This update will be effective for the Company in the second quarter of fiscal 2011, except for the disclosures relating to activity that occurred during a reporting period which is effective for the Company in the third quarter of fiscal 2011. Since this update addresses only disclosures related to credit quality of financing receivables and the allowance for credit losses, it is not expected that the adoption of this update will have a material impact on the Company’s financial position, results of operations or cash flows.

CHINA FORESTRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.      SIGNIFICANT CONCENTRATIONS

Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist of cash and accounts receivable as of September 30, 2010 and December 31, 2009. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

The major part of the Company’s cash at September 30, 2010 and December 31, 2009 is maintained at one financial institution in the PRC which does not provide insurance for amounts on deposit.  The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

Geographic Concentration

For nine months ended September 30, 2010 and 2009 the Company’s sales were mainly made to customers located in the PRC. In addition, total accounts receivables as of September 30, 2010 and December 31, 2009 also arose from customers located in the PRC.

Customer Concentration

In 2009, the Company changed its sales strategy by switching the focused product in the market. This change resulted in concentration on certain customers for the Company’s sales. The following table sets forth information as to the revenue derived from those customers that accounted for more than 10% of our revenue for the nine months ended September 30, 2010 and 2009:

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2010		September 30, 2009
	Amount	%	Amount	%
Ruby Green Engineering Co., Ltd. Shaanxi	$115,856	28%
Xi'an Grass Nursery	168,684	40%
Chen Ji Yuan			$19,608	19%
Mianxian New Forest Industry Development Co., Ltd.
Song Ming Hua			12,969	13%
Li Jian Jiang			11,035	11%

5.      ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	September 30	December 31
	2010	2009

Accounts receivable	$279,120	$5,375
Less: Allowance for doubtful accounts	-	-
Accounts receivable, net	$279,120	$5,375

CHINA FORESTRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.      INVENTORIES

Inventories consist of the following:

	September 30	December 31
	2010	2009

Inventories	$1,027,402	$1,229,679
Less: Allowance for obsolescence	-	-
Inventories, net	$1,027,402	$1,229,679

7.      PREPAYMENT

As of December 31, 2009 and 2008 and as of September 30, 2010 and December 31, 2009, the Company made prepayment for rental of land and advance to suppliers for $16,811 and $7,313, respectively.

8.      TIMBERLANDS

Timberlands consist of the following as of September 30, 2010:

Location	User Right Effectiver Period	Amount
Ping Yang He Forestry Center*	02/09/2004 - 02/09/2074	$-
Jiu Lien Forestry Center	09/08/2006 - 09/08/2056	366,990
Wei Xing Forestry Center	08/30/2006 - 08/30/2056	350,222
Mao Lin Forestry Center	12/01/2006 - 12/01/2056	189,133
Total Cost		906,345
Less: Accumulated Amortization		(70,987)
Net Timberlands		$835,358

*Ping Yang He Forestry Center was contributed by the shareholder valued at zero, due to there was no cost associated with this contributed asset.

The amortization expense was 3,712 for the nine months ended September 30, 2010.

9.      PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 30	December 31
	2010	2009

Buildings	$70,075	$37,391
Machinery and equipment	-	1,041
Transportation equipment	75,082	74,096
Office equipment	12,330	9,580
	157,487	122,108
Less: Accumulated depreciation	(92,716)	(104,570)
Property, plant, and equipment, net	$64,771	$17,538

CHINA FORESTRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.      PROPERTY, PLANT, AND EQUIPMENT (CONTINUED)

The depreciation was $2,619 and $4,436 for the nine months ended September 30, 2010 and 2009, respectively. They are broken down as follows:

	For the Nine Months Ended
	September 30,
	2010	2009

Cost	$2,048	$3,792
Operating expenses	571	644
Total	$2,619	$4,436

10.      INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 30	December 31
	2010	2009

Land use right	$10,928	$10,693

Less: Accumulated amortization	(1,403)	(1,247)
Intangible assets, net	$9,525	$9,446

The amortization for land use right was $143 and $140 for the nine months ended September 30, 2010 and 2009, respectively. They are broken down as follows:

	For the Nine Months Ended
	September 30,
	2010	2009

Cost	$143	$140
Operating expenses	-	-
Total	$143	$140

As of September 30, 2010 and December 31 2009, land use right of the Company, was pledged as collateral under certain loan agreements (see Note 10)

CHINA FORESTRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.      SHORT-TERM LOANS

Short-term loans consist of the following：

September 30, 2010

	Loan Amount	Duration	Annual Interest Rate	Collateral
Agricultural Development Bank of China-Hanzhong Branch	$568,860	2009.9.8-2010.9.7	5.84%	737 mu (491,357.9 square meters) of forest land use right
Chang'An Bank-Hanzhong Branch	224,550	2007.7.9- 2008.7.8	15.77%	Credit loan
	793,410
Loans from indivduals	242,215
	$1,035,625

December 31, 2009

	Loan Amount	Duration	Annual Interest Rate	Collateral
Agricultural Development Bank of China-Hanzhong Branch	$556,613	2009.9.8-2010.9.7	7.56%	737 mu (491,357.9 square meters) of forest land use right
Chang'An Bank-Hanzhong Branch	219,716	2007.7.9- 2008.7.8	13.14%	Credit loan
	776,329
Loans from indivduals	242,127
	$1,018,456

Interest expense for short-term loans and due to related parties was $53,386 and $75,479 for the nine months ended September 30, 2010 and 2009, respectively.

Forest land use right secured for short-term loans is use right of 737 MU (491,357.9square meters) forest land granted from government with carrying value as the followings:

	September 30	December 31
	2010	2009

Land use right	$307	$304

CHINA FORESTRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.      SHORT-TERM LOANS (CONTINUED)

Loans from individuals are made for the Company’s operational need. The loans are unsecured, and have no fixed terms of repayment, and are therefore deem payable on demand. The interest rates for loans to individuals are from 10%~15%

The both loans are currently past due and the related interest expenses have been accrued.  The loan from Chang'An Bank-Hanzhong Branch accordingly increased interest rate due to default.

For the loan from Agricultural Development Bank of China-Hanzhong Branch, compensating balance is required. As of September 30, 2010 and December 31, 2009, compensating balance was $28,443 and $27,831, respectively. The compensating balance is classified as restricted cash.

12.      LONG-TERM LOANS

Long-term loans consist of the following:

September 30, 2010

	Loan Amount	Duration	Annual Interest Rate	Collateral
The Bureau of Finance of Chenggu County	$94,311	2006.3.9 - 2010.11.30	2.40%	Credit Loan
Less: principal due within one year	(94,311)
	$-

December 31, 2009

	Loan Amount	Duration	Annual Interest Rate	Collateral
The Bureau of Finance of Chenggu County	$92,281	2006.3.9 - 2010.11.30	2.40%	Credit Loan
Less: principal due within one year	(92,281)
	$-

Total Interest expense for long-term loans was $1,666 and $1,660 for the nine months ended September 30, 2010 and 2009, respectively.

$46,140 of the loan matured on November 30, 2009, which is currently past due and the related interest expense has been accrued. The Company is subject to related penalty from the Bureau of Finance of Chenggu County due to default.

13.      CONVERTIBLE PROMISSORY NOTE-SHAREHOLDERS

The $1,000,000 convertible promissory note was issued to FIHK’s prior shareholders to execute Shares Exchange Agreement between the Company and FIHK on July 15 2010. The note is convertible into 68,000,000 shares of the Company’s common stock. The note bears a 10% annual interest rate and its principal and accrued interest are due on June 10, 2015 or on such earlier date that the note is converted. For the nine months ended September 30, 2010, the interest expense for this note was $21,096.

CHINA FORESTRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.      GERNERAL AND ADMINISTRATIVE

For the nine months ended September 30, 2010 and 2009, the amount of general and administrative expenses mainly composed of the following events:

	For the Nine Months Ended
	September 30,
	2010	2009

Office expense	$5,804	$3,052
Salary and welfare	15,681	7,936
Employee insurance	8,812	7,023
Audit and accounting	2,575	277
Legal service fee	808	-
Entertainment fee	7,114	1,635
Depreciation expense	571	644
Timberlands amortization	3,712	-
Bad debts expense	-	-
Others	22,381	24,143
Total	$67,458	$44,710

15.      CHINA CONTRIBUTION PLAN

Full time employees of the Company participate in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company’s subsidiaries to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly basic compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond its monthly contribution. For the nine months ended September 30, 2010 and 2009, the total provisions for such employee benefits were $8,812 and $7,023, respectively.

Though provisions were made, the Company did not make full monthly contribution to these funds.  In the event that any current or former employee files a complaint with the PRC government, the Company may be subject to administrative fines. As the Company believes that these fines would not be material, no accrual for such fines has been made in this regard.

16.      STATUTORY RESERVES

Pursuant to the laws applicable to the PRC, PRC entities must make appropriations from after-tax profit to the non-distributable “statutory surplus reserve fund”. Subject to certain cumulative limits, the “statutory surplus reserve fund” requires annual appropriations of 10% of after-tax profit until the aggregated appropriations reach 50% of the registered capital (as determined under accounting principles generally accepted in the PRC ("PRC GAAP") at each year-end). For foreign invested enterprises and joint ventures in the PRC, annual appropriations should be made to the “reserve fund”. For foreign invested enterprises, the annual appropriation for the “reserve fund” cannot be less than 10% of after-tax profits until the aggregated appropriations reach 50% of the registered capital (as determined under PRC GAAP at each year-end). The Company did not make any appropriations to the reserve funds mentioned above due to lack of profits after tax since commencement of operations.

CHINA FORESTRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

17.      RELATED PARTY TRANSACTION

All transactions associated with the following companies or individuals are considered to be related party transactions.

Name	Relationship

Hanzhong Bashan God Grass Biological Development Co., Ltd.	A company controlled by relative of Hengtai's CEO
Yang, Yung Li	Owner of Hengtai
Shau, Jen Heng	Owner and CEO of Hengtai
Liu, Sheng Li	The Company's shareholder
Man Ha	The Company's CFO and Director

Due to related parties

	September 30	December 31
Name	2010	2009

Hanzhong Bashan God Grass Biological Development Co., Ltd.	$1,708	$3,540
Yang, Yung Li	75,724	14,156
Shau, Jen Heng	87,724	90,083
Liu, Sheng Li	50,000	-
Man Ha	142,646	-
Total	$357,802	$107,779

"Due to related parties" represents loans payable that are unsecured, and have no fixed terms of repayment, and are therefore deem payable on demand. Approximately $63,500 of due to Shau, Jen Heng is subject to interest and the interest rate is from 10%~15%. Other due to related parties is not interest bearing.

18.      CONTINGENCIES, RISKS AND UNCERTAINTIES

Country Risk

The Company has significant investments in the PRC. The operating results of the Company may be adversely affected by changes in the political and social conditions in the PRC and by changes in Chinese government policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. The Company can give no assurance that those changes in political and other conditions will not result in have a material adverse effect upon the Company’s business and financial condition.

CHINA FORESTRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

19.      OPERATING LEASE COMMITMENT

The Company leases land under operating leases which are for 3~30 years and, expire beginning on April 30, 2011. The rents were $7,176, $8,829 for the nine months ended September 30, 2010 and 2009, respectively. They are broken down as follows:

	For the Nine Months Ended
	September 30,
	2010	2009

Cost	$7,176	$8,829
Operating expenses	-	-
Total	$7,176	$8,829

Future minimum lease payments for operating leases with initial or remaining noncancelable terms in excess of one year are as follows:

Year ending December 31,

2010	$33,079
2011	33,079
2012	33,079
2013	33,079
2014	33,079
$165,395

20.      BUSINESS COMBINATION

On July 15, 2010, the Company merged with Financial International (Hong Kong) Holdings Co. (“FIHK”). Pursuant to a Share Exchange Agreement, the Company issued 100,000,000 shares of common stock and a Convertible Note in the principal amount of $1.0 million, which note is convertible into 68,000,000 shares of the Company’s common stock for all of the outstanding share capital of FIHK.

For accounting purposes, the merger has been treated as a recapitalization of the Company by FIHK. Accordingly, the financial results presented for all periods prior to the merger date are those of FIHK. This evaluation was conducted pursuant to generally accepted accounting standards as the former FIHK shareholders have majority control of the Company subsequent to the merger through majority voting interest, and control the majority of all management decisions. FIHK equity structure has been restated to adopt the equity structure of the Company. As of the merger date, the financial statements include the combined operating results, assets and liabilities of the Company and FIHK.

Pro Forma Information

The following consolidated pro forma financial information presents the combined results of operations of the Company and FIHK for the nine months ended September 30, 2010 and 2009 as if the reverse merger had occurred as of the beginning of the period being reported on.

	For the Nine Months Ended
	September 30,
	2010	2009

Revnue	$417,546	$102,153
Net Loss	94,097	250,176
Basic and Diluted Loss Per Common Share	$0.00	$0.00

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

Harbin SenRun was founded in 2004. Historically, it had a workforce of approximately 8 full time employees, mainly in sales, administration and in supporting services. It recruited temporary part-time workers to carry out felling, cutting and forestry plantation and protection.  Its principal revenue was log sales.

Harbin SenRun lost its wood-cutting quota for log sales from the Bureau of Forestry for the year ended December 31, 2007, and, as a result, did not have any revenues for that period.  While Harbin Senrun has applied for a wood cutting quota in subsequent years, it has not been successful in acquiring one.

On July 15, 2010, we entered into a Share Exchange with Financial International (Hong Kong) Holdings Co. Limited (“FIHK”).  FIHK has no other material operations except a series of contractual arrangements with Hanzhong Hengtai Bio-Tech Limited (“Hengtai”), a company organized and existing under the laws of the People’s Reuplic of China that is engaged in the plantation and sale of garden plants used for landscaping, including Chinese Yew, Aesculus, Dove Tree and Dendrobium.

Hengtai was incorporated on October 22, 2003 with a registered capital of 15.0 million RMB.  The registered address of Hengtai is in Economic Development Zone of Hanzhong City, Shaan’xi Province, China.  Hengtai possesses several permits and licenses for its plantation business, including a Seedling Production Permit, a Forestry User Right, and a Seedling Operations Permit.

Chinese Yew is the major product of Hengtai and the company plants two types that carry the biological names Taxus chinensis var. mairei and Taxus madia.  Currently, they take up approximately 28% of the planting area of the company.

Hengtai currently has 26 full-time employees, including 6 members of management, 12 agricultural experts, 15 employees in sales and marketing, and 3 administrative employees.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Net Sales

We had net sales of $270,799 for the three months ended September 30, 2010 as compared to $28,934 for the three months ended September 30, 2009, an increase of $241,865 or approximately 836%.  This result is a function of increased sales to major customers.

Cost of Sales and Gross Profit

For the three months ended September 30, 2010, cost of sales amounted to $(229,506) as compared to cost of sales of $(27,236) for the three months ended September 30, 2009. We attribute the rise in cost of sales to the increase in the amount of goods sold.  Gross profit for the three months ended September 30, 2010 was $41,293, as compared to $1,698 for the three months ended September 30, 2009.

Operating Expenses

For the three months ended September 30, 2010, total operating expenses were $24,681 as compared to $14,781 for the three months ended September 30, 2009, an increase of $9,900, or approximately 67%.  This result was mainly due to an increase of $10,065 in general and administrative expenses, which was offset by a slight decrease in selling expenses.

For the three months ended September 30, 2010, interest expense was $(50,930) as compared to $(16,029) for the three months ended September 30, 2009. For the three months ended September 30, 2010, total other expenses were $(13,114) as compared to total other income of $10,305 for the three months ended September 30, 2009.  The increase in other expenses for the three month period ended September 30, 2010 was attributable to higher interest expense.

As a result of these factors, we reported net income of $3,498 or $0.00 per share for the three months ended September 30, 2010, as compared to a net loss of $(2,778) or $0.00 per share for the same period in 2009. The increase in net income was attributable to higher gross profit from increased sales.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Net Sales

We had net sales of $417,546 for the nine months ended September 30, 2010 as compared to $102,153 for the nine months ended September 30, 2009, an increase of $ 315,393 or approximately 309%.  This result is a function of increased sales to major customers.

Cost of Sales and Gross Profit

For the nine months ended September 30, 2010, cost of sales amounted to $(355,298) as compared to cost of sales of $(84,020) for the nine months ended September 30, 2009. We attribute the rise in cost of sales to the increase in the amount of goods sold.  Gross profit for the nine months ended September 30, 2010 was $62,248, as compared to $18,133 for the nine months ended September 30, 2009.

Operating Expenses

For the nine months ended September 30, 2010, total operating expenses were $70,918 as compared to $47,988 for the nine months ended September 30, 2009, an increase of $22,930, or approximately 48%.  This result was mainly due to an increase of $22,748 in general and administrative expenses, which was offset by a slight decrease in selling expenses.

For the nine months ended September 30, 2010, interest expense was $(76,148) as compared to $(77,139) for the nine months ended September 30, 2009.

As a result of these factors, we reported a net loss of $(24,060) or $0.00 per share for the nine months ended September 30, 2010, as compared to a net loss of $(80,660) or $0.00 per share for the same period in 2009.  The decrease in net loss was attributable to higher gross profit from increased sales.

Liquidity and Capital Resources

At September 30, 2010, we had cash and cash equivalents of $3,543.

Net cash used in operating activities for the nine months ended September 30, 2010 was $13,194 as compared to $135,148 for the nine months ended September 30, 2009. For the nine months ended September 30, 2010, we used cash to fund our loss of $24,060, our inventories decreased by $225,058, accounts payable increased by $3,046, accounts receivable increased by $273,745, prepayments increased by $9,498, accrued liabilities and other current liabilities increased by $83,840, offset by non-cash items such as depreciation and amortization of $6,474. For the nine months ended September 30, 2009, we used cash to fund our loss of $80,660, our inventories increased by $56,593, accounts payable decreased by $10,133, accrued expenses and other current liabilities decreased by $10,776, offset by non-cash items such as depreciation and amortization of $4,576, and decreases in prepayments and other current assets of $18,451.

Net cash used in investing activities for the nine months ended September 30, 2010 was $42,114 as compared to $0 for the nine months ended September 30, 2009.  For the nine months ended September 30, 2010 and 2009, we used cash of $55,826 and $0 for purchase of property and equipment, respectively. For the nine months ended September 30, 2010, we received net proceeds of $12,928 from the disposal of property, plant and equipment compared to $0 for the corresponding period in 2009.

Net cash provided by financing activities for the nine months ended September 30, 2010 was $77,627 as compared to net cash provided by financing activities for the nine months ended September 30, 2009 of $140,083. For the nine months ended September 30, 2010, we received proceeds of $19,199 from short- and long-term loans and $58,428 from related parties. For the nine months ended September 30, 2009, we received proceeds of $143,826 from short- and long-term loans, offset by repayment to related parties of $3,743.

We have not generated sufficient cash flows from operations. If we do not generate enough revenues from the sales of our products to meet the cash needs, we will need other financing to continue to operate. As we work to increase sales of our products, we expect to increase cash flows from operations.  However, we may choose at any time to raise capital through private debt or equity financing to strengthen our financial position and facilitate growth.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements at September 30, 2010.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued a standard that established the FASB Accounting Standards Codification (“ASC”) and amended the hierarchy of generally accepted accounting principles (“GAAP”) such that the ASC became the single source of authoritative nongovernmental U.S. GAAP. The ASC did not change current U.S. GAAP, but it was intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (“ASUs”). For us, the ASC was effective July 1, 2009. This standard did not have an impact on our consolidated results of operations or financial condition. However, throughout the notes to the consolidated financial statements references that were previously made to various former authoritative U.S. GAAP pronouncements have been changed to coincide with the appropriate section of the ASC.

In April 2009, the FASB issued an accounting standard which modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The standard also requires additional disclosures for annual and interim periods with respect to both debt and equity securities. Under the standard, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The standard further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. The standard requires entities to initially apply its provisions to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. For us, this standard was effective beginning April 1, 2009. The adoption of this standard did not have a material impact on our consolidated results of operations or financial condition.

In June 2009, the FASB issued a new standard regarding the accounting for transfers of financial assets amending the existing guidance on transfers of financial assets to, among other things, eliminate the qualifying special-purpose entity concept, include a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarify and change the derecognition criteria for a transfer to be accounted for as a sale, and require significant additional disclosure. For us, this standard was effective for new transfers of financial assets beginning January 1, 2010. Because we historically do not have significant transfers of financial assets, the adoption of this standard is not expected to have a material impact on our consolidated results of operations or financial condition.

In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value,” which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, a entity may use the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted prices for an identical liability traded as an asset may be considered Level 1 fair value measurements. For us, this ASU was effective October 1, 2009. The adoption of this ASU did not have a material impact on our consolidated results of operations or financial condition.

In September 2009, the FASB issued ASU No. 2009-12, “Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” that amends ASC 820 to provide guidance on measuring the fair value of certain alternative investments such as hedge funds, private equity funds and venture capital funds. The ASU indicates that, under certain circumstances, the fair value of such investments may be determined using net asset value (“NAV”) as a practical expedient, unless it is probable the investment will be sold at something other than NAV. In those situations, the practical expedient cannot be used and disclosure of the remaining actions necessary to complete the sale is required. The ASU also requires additional disclosures of the attributes of all investments within the scope of the new guidance, regardless of whether an entity used the practical expedient to measure the fair value of any of its investments. The disclosure provisions of this ASU are not applicable to an employer’s disclosures about pension and other postretirement benefit plan assets. For us, this ASU was effective October 1, 2009. The adoption of this ASU did not have a material impact on our consolidated results of operations or financial condition.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force,” that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding the application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. For us, ASU No. 2009-13 is effective beginning January 1, 2011. We may elect to adopt the provisions prospectively to new or materially modified arrangements beginning on the effective date or retrospectively for all periods presented. We are currently evaluating the impact of this standard on our consolidated results of operations and financial condition.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force,” that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance:  the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). For us, ASU No. 2009-14 is effective beginning January 1, 2011. We are currently evaluating the impact of this standard on our consolidated results of operations and financial condition.

In January 2010, the FASB issued ASU No. 2010-6, “Improving Disclosures About Fair Value Measurements”, that amends existing disclosure requirements under ASC 820 by adding required disclosures about items transferring into and out of Levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchases, sales, issuances, and settlements relative to Level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. For us, this ASU was effective for the first quarter of 2010, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective beginning the first quarter of 2011. Since this standard impacts disclosure requirements only, its adoption will not have a material impact on our consolidated results of operations or financial condition.

In February 2010, FASB issued ASU 2010-9 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements ("ASU 2010-9"). ASU 2010-9 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-9 is effective for interim and annual periods ending after June 15, 2010. We do not expect the adoption of ASU 2010-09 to have a material impact on our consolidated results of operations or financial position.

In April 2010, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a significant impact on our financial statements.

In July 2010, the FASB issued an accounting standards update to require further disaggregated disclosures that improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. This update will be effective for us in the second quarter of fiscal 2011, except for the disclosures relating to activity that occurred during a reporting period which is effective for us in the third quarter of fiscal 2011. Since this update addresses only disclosures related to credit quality of financing receivables and the allowance for credit losses, it is not expected that the adoption of this update will have a material impact on our financial position, results of operations or cash flows.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Credit Risk

Financial instruments which potentially expose us to concentrations of credit risk consist of cash and accounts receivable as of September 30, 2010 and December 31, 2009. We perform ongoing evaluations of our cash position and credit evaluations to ensure collections and minimize losses.

The major part of our cash at September 30, 2010 and December 31, 2009 is maintained at one financial institution in the PRC which does not provide insurance for amounts on deposit.  We have not experienced any losses in such accounts and believe we are not exposed to significant credit risk in this area.

Operations

Substantially all of our operations are carried out and all of our assets are located in the PRC. Accordingly, our business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC. Our business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency fluctuation and remittances and methods of taxation, among other things.

ITEM 4 - CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 30, 2010, that the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended September 30, 2010, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 5 - OTHER INFORMATION

The following Current Reports on Form 8-K were filed by the Registrant during the third quarter ended September 30, 2010:

•
Form 8-K/A filed on September 27, 2010, amending a Current Report which was filed on July 16, 2010, disclosing the financial statements and exhibits required by Item 9.01 of Form 8-K, including financial statements of businesses acquired and pro forma financial information.

•	Form 8-K filed on August 9, 2010, disclosing the information required by Item 4.01 Changes in Registrant’s Certifying Accountant.
•	Form 8-K filed on July 16, 2010, disclosing the information required by Item 2.01 Completion of Acquisition or Disposition of Assets.

ITEM 6 – EXHIBITS

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Company's Chief Executive Officer Pursuant to 18 U.S.C. SS. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. SS. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA FORESTRY, INC.
(Registrant)

November 15, 2010	/s/Yuan Tian
Yuan Tian
Chief Executive Officer
(Principal Executive Officer)

November 15, 2010	/s/Man Ha
Man Ha
Chief Financial Officer
(Principal Accounting Officer)