Form 10-K
period 2010-12-31
CHINA FORESTRY INC
filed 2011-03-31
CIK 805729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2010

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________.

Commission file number 000-25765

CHINA FORESTRY, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0429748
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

Economic Development Zone of Hanzhong City, Shaan’xi Province, The People’s Republic of China	(011) (86) 29-85257870
(Address of principal executive offices) (ZIP Code)	(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

Aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant at December 31, 2010, computed by reference to the last reported sale price of $0.03 per share on March 29, 2011:  $719,482.

Number of common shares outstanding at March 31, 2010: 156,000,000

PART I

Item 1.    Business

Forward-looking Statements

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may,” "will,” "should,” "expects,” "plans,” "anticipates,” "believes,” "estimates,” "predicts,” "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements so as to conform these statements to actual results.

As used in this annual report, the terms "we,” "us,” "our,” “the Company,” and "China Forestry" mean China Forestry, Inc. and all of our subsidiaries, unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

Overview

History of Our Company

Patriot Investment Corporation, a Nevada corporation (“Patriot”), was originally incorporated on January 13, 1986.  It did not have active business operations since inception and was considered a development stage company.  In 1993, Patriot entered into an agreement with Bradley S. Shepherd in which Mr. Shepherd agreed to become an officer and director and use his best efforts to organize and update our books and records and to seek business opportunities for acquisition or participation.

Acquisition of Harbin SenRun Forestry Development Co., Ltd.

On June 26, 2007, Patriot simultaneously entered into, and closed, a Share Exchange Agreement (the “Exchange Agreement”) by and among the Company, Harbin SenRun Forestry Development Co., Ltd., a corporation organized and existing under the laws of the People’s Republic of China (“Harbin SenRun”), Bradley Shepherd, the President and majority shareholder of the Company (“Shepherd”), Everwin Development Ltd., a corporation organized under the laws of the British Virgin Islands (“Everwin”), and beneficial owner of 100% of the share capital of Jin Yuan Global Limited, Jin Yuan Global Limited, a corporation organized under the laws of the Hong Kong SAR of the People’s Republic of China (“Hong Kong Jin Yuan”), and the Jin Yuan Global Limited Trust, a Hong Kong trust created pursuant to a Declaration of Trust and a Trust and Indemnity Agreement dated March 10, 2007 (the “Jin Yuan Global Limited Trust”) (Everwin, Hong Kong Jin Yuan and the Jin Yuan Global Limited Trust being hereinafter referred to as the “SenRun Shareholders”).  At the closing of the share exchange transaction contemplated under the Exchange Agreement (the “Share Exchange”), Everwin transferred all of its share capital of Hong Kong Jin Yuan together with the sum of $610,000 in cash, plus $25,000 in  proceeds of a cash deposit that was retained by the Company, to the Company in exchange for an aggregate of 10,000,000 shares of Series A Convertible Preferred Stock, which preferred shares are convertible into 47,530,000 shares of common stock of the Company, thus causing Hong Kong Jin Yuan to become a wholly-owned subsidiary of the Company and Harbin SenRun to become an indirect wholly-owned subsidiary of the Company.

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

Changes Resulting from the Share Exchange. Until recently, the Company has been carrying on Harbin SenRun’s business as its sole line of business. The Company’s executive offices were located at Room 517, No. 18 Building, Nangangjizhoing District, Hi-Tech Development Zone, Harbin, Heilongjiang, People’s Republic of China, and its telephone number was 86-0451-87011257.

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

Sale of the Stock of Hong Kong Jin Yuan to Land Synergy Limited

On December 14, 2010, the Company (as Vendor) and Land Synergy Limited (as Purchaser), a company incorporated in the British Virgin Islands (“Land Synergy”), simultaneously entered into and closed the transactions contemplated by a Sale and Purchase Agreement relating to the share capital of the Hong Kong Jin Yuan (“Jin Yuan”) subsidiary of the Registrant. Jin Yuan owned and operated a company known as Harbin Senrun Forestry Development Co. Ltd., which has in the past pursued a timber business for the Company in the Heilongjiang Province of the People’s Republic of China.  However, for the year ended December 31, 2007 and subsequent years, Harbin Senrun lost its wood cutting quota for log sales from the Heilongjiang Bureau of Forestry and has had no revenues.  Land Synergy paid US$2,000 for 100% of the share capital of Jin Yuan.

The Board of Directors of the Registrant determined, in the exercise of its reasonable business judgment, that the timber business of Jin Yuan no longer fit with the business plan of the Registrant as it has developed since the merger on July 15, 2010, which is described below, with Hanzhong Hengtai Bio-Tech Limited, a Chinese company engaged in the business of the plantation and sale of garden plants used in landscaping.  Accordingly, the Board of Directors of the Registrant determined that it was in the best interests of the company to sell its 100% equity interest in Jin Yuan to Land Synergy.

Acquisition of Control of Hanzhong Hengtai Bio-Tech Limited

On July 15, 2010, the Company closed a reverse merger with Financial International (Hong Kong) Holdings Co. Limited (“FIHK”). FIHK has no other material operations except a series of contractual arrangements with Hanzhong Hengtai Bio-Tech Limited (“Hengtai”), a company organized and existing under the laws of the People’s Republic of China on October 22, 2003. Through the reverse merger, the Company acquired control of Hengtai.

On July 15, 2010, the Company closed the transactions contemplated by the Share Exchange Agreement and acquired FIHK, a company organized and existing under the laws of the Hong Kong SAR of the People’s Republic of China on January 8, 2009, as its wholly owned subsidiary. On April 1, 2010, FIHK had entered into a series of contractual obligations with Hengtai, a company incorporated under the laws of the People’s Republic of China that is engaged in the plantation and sale of garden plants used in landscaping, such as Chinese Yews of the types Taxus chinensis var. mairei and Taxus media.  On the same date, FIHK also entered into a series of contractual obligations with the holders of 100% of the voting shares of Hengtai.

FIHK’s relationship with Hengtai and its shareholders is governed by a Consulting Services Agreement, a Business Operating Agreement, an Equity Pledge Agreement, an Exclusive Option Agreement, and a Voting Rights Proxy Agreement. Under the laws of China, the contractual arrangements constitute valid and binding obligations of the parties of such agreements. Each of the contractual arrangements and the rights and obligations of the parties thereto are enforceable and valid in accordance with the laws of China, pursuant to which FIHK acquired the operating and financial control of Hengtai.

Hengtai is considered to be a variable interest entity (“VIE”), and FIHK, the Company’s wholly owned subsidiary, is the primary beneficiary of the contractual arrangements referred to above. The contractual arrangements constitute valid and binding obligations of the parties of such agreements. Each of the contractual arrangements and the rights and obligations of the parties thereto are enforceable and valid in accordance with the laws of the PRC. On April 1, 2010, FIHK entered into the following agreements with Hengtai:

(1) Consulting Services Agreement. Pursuant to the consulting services agreement between FIHK and Hengtai, dated April 1, 2010, FIHK has the exclusive right to provide Hengtai with consulting services and daily operations, including general business operations in relation to business development, human resources, research and development, and business growth, and support the daily operation costs and daily expenses. Hengtai pays an annual consulting service fee to FIHK that is equal to 100% of Hengtai’s net revenue for such year, based on the annual financial statements. This agreement shall remain in force unless otherwise terminated. FIHK is entitled to assign to a wholly-owned subsidiary, if one were set up in the future, all the rights to Hengtai as stipulated in this agreement.

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

With the above agreements, FIHK demonstrated its ability to control Hengtai as its primary beneficiary, and the operating results of the VIE were included in the consolidated financial statements of the Company for the fiscal year ended June 30, 2010.

Description of the Company

Overview

The Company was originally incorporated in Nevada on January 13, 1986. Since inception, it did not have active business operations and was considered a development stage company. In 1993, the Registrant entered into an agreement with Bradley S. Shepherd in which Mr. Shepherd agreed to become an officer and director and use his best efforts to organize and update the Company’s books and records and to seek business opportunities for acquisition or participation. The acquisition of the share capital of Hong Kong Jin Yuan was such an opportunity, as was the acquisition of control of Hengtai.

As a result of the Share Exchange with Harbin SenRun, Hong Kong Jin Yuan became a wholly-owned subsidiary of the Company, Harbin SenRun became an indirect wholly-owned subsidiary of the Company, and the Company succeeded to the business of Harbin SenRun Forestry Development Co., Ltd., a producer of forest products with approximately 1,561 hectares of State forest assets located mainly over the Small Xing An Mountains, Jin Yin County, and the Harbin Wu Chang District of Heilongjiang Province of Northern China.

On December 14, 2010, the Company sold all of the capital stock of Hong Kong Jin Yuan to Land Synergy Limited, a company incorporated in the British Virgin Islands (“Land Synergy”).  As mentioned above, Hong Kong Jin Yuan owned and operated a company known as Harbin Senrun Forestry Development Co. Ltd., which has in the past pursued a timber business for the Company in the Heilongjiang Province of the People’s Republic of China.  However, for the year ended December 31, 2007 and subsequent years, Harbin Senrun lost its wood cutting quota for log sales from the Heilongjiang Bureau of Forestry and has had no revenues.  The Board of Directors of the Company determined that it was in the best interests of the Company to dispose of Hong Kong Jin Yuan.

As a result of the Share Exchange with FIHK, FIHK became a wholly owned subsidiary of the Company, and has a contractual relationship of control over Hengtai, which is the variable interest entity that engaged in the plantation and sale of garden plants used in landscaping, such as Chinese Yews of the types Taxus chinensis var. mairei and Taxus media.

Organizational Chart

Set forth below is an organizational chart showing the Company, its subsidiary FIHK and variable interest entity Hengtai as of the date hereof.

Description of Business of Harbin SenRun

All references to the “Company,” “we,” “our” and “us” for periods prior to the closing of the Share Exchange refer to Harbin SenRun, and references to the “Company,” “we,” “our” and “us” for periods subsequent to the closing of the Share Exchange and Stock Purchase refer to the Company and its subsidiaries.  It is important to note that the business of Harbin SenRun was sold by the Company on December 14, 2010, so that, from and after that date, the Company is no longer engaged in the timber forestry business.

Forestry

Our forestry business managed 1,561 hectares of private commercial forestland in Heilongjiang Province, the People’s Republic of China. We had the right to use all of those hectares pursuant to a usage lease for a term of years from the provincial government. Our forest lands were as follows:

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

What we did
We grew and harvested trees, felling them and selling the logs to commercial customers. After harvest, we typically planted seedlings to reforest the harvested areas using the most effective regeneration method for the site and species. We monitored and cared for the new trees as they grew to maturity. We sought to sustain and maximize the timber supply from our forestlands, while keeping the health of our environment a key priority.

The goal of our business was to maximize return by selling logs and stumpage to commercial customers.  We focused on solid softwood and sought to improve forest productivity and returns, while managing the forests on a sustainable basis to meet both customer and public expectations.

How much we sold
There were no sales to customers in 2008, 2009 or 2010.

Sales by Product Category

The Company sold logs, which was its sole product category at the time; the log sales were $0 for the fiscal year ended December 31, 2010.

Competition

There were no strong competitors to the Company in the Heilongjiang Province. The Company believes that any logging operation that might have competed with Harbin SenRun produces products that are lesser in quality than the Company’s products. Moreover, most of these competitors produce products that are considered lower grade than the Company’s products. The Company’s logs include alley woods (20%), the highly demanded charcoal wood material used for construction materials (35%), and thick woods (45%).

Competitive Advantages and Strategy

The Company believed that its product formulations, price points, lower costs, relationships, infrastructure, proven quality control standards, and reputation represented substantial competitive advantages. The Company was able to maintain a substantially lower cost structure than competitors based in the Heilongjiang Province. Furthermore, the Company believed its competitive advantage in China was protected by significant knowledge of government regulations, business practices, and strong relationships.

In comparison to Chinese competitors, the Company believed it possessed superior technological expertise, products, marketing knowledge, and global relationships.

Growth Strategy

The Company’s vision was to be an integrated forestry operation. Management intended to grow the Company’s business by pursuing the following strategies:

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

Facilities in Heilongjiang Province

The Company used tractors for collection of its logs, and trucks for delivery to customers. In the past, the Company rented trucks from the Forestry Bureau.

Sales and Marketing

The Company had developed relationships with current and future potential customers primarily through its small but effective sales force. The Company’s plan was to continue to build on its success by expanding its sales force in China as appropriate. The Company’s sales strategy was designed to capitalize on its reputation, current industry trends and new market segments that have shown the most promise.

Intellectual Property

None.

Customers

For the twelve month period from January 1, 2010 through December 31, 2010, the Company achieved revenues of $0, so the Company did not have any customers in 2010.

Regulation

The Company was subject to environmental regulation by both the PRC central government and by local government agencies. Since its inception, the Company had been in compliance with applicable regulations in all material respects.

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

Employees

Harbin SenRun had eight full time employees, mainly in sales, administration and supporting services. It recruited temporary part-time workers to carry out felling, cutting and forestry plantation and protection. Harbin SenRun believed it was in compliance with local prevailing wage, contractor licensing and insurance regulations, and had good relations with its employees.

Description of Business of Hengtai

Overview.  Hengtai is engaged in the business of plantation and sale of garden plants including Chinese Yew, as well as Aesculus, Dove Tree and Dendrobium, among others. Hengtai was incorporated on October 22, 2003 with a registered capital of RMB 15 million.  The registered address of the Company is located in Economic Development Zone of Hanzhong City, Shaan’xi Province, China.

In the year 2007, Hengtai was acknowledged by Hanzhong Forestry Bureau as the “Leading Business of Forestry Commercialization.” The planting methods applied to the Chinese Yew and Dendrobium by Hengtai are endorsed by the Ministry of Science & Technology of China under the China Spark Program with the license number “Guo Ke Fa Ji Zi [2006]-377” in year 2006.

Products and Production. Hengtai currently has 13 forestry centers and occupies approximately 16.0 square kilometers (or 24,000 Mu). It is estimated that Hengtai has over 11,000,000 valuable plants, including 8,000,000 Chinese Yews, 1,000,000 Chinese Dove Trees, 300,000 Aesculus, 2,000,000 Dendrobium (and 30+ other species, including Crape Myrtle, Magnolia Denudate, Osmanthus Fragrans etc.).

Chinese Yew is the primary product of Hengtai and the Company is focusing its efforts on planting two types of Chinese Yews that carry the biological names Taxus chinensis var. mairei and Taxus media. Currently they take up approximately 28% (4.5 sq km or 6750 Mu) of the planting area of the Company.

According to a finding of the Chinese government, Chinese Yews species like Taxus media and Taxus chinensis have Paclitaxel content in their bark.  Paclitaxel is an FDA approved chemical for use in the treatment of certain cancers and is marketed by Bristol Myers Squibb Corp., among other companies, in many countries as a chemotherapy agent for the treatment of cancer.

Hengtai’s open wood field planting area also carries a variety of other plants among Chinese Yew in order to optimize the use of the terrain. Mixed planting of taller plants not only will provide shade for Chinese Yews in the field; but also will diversify the income source of the Company. Currently, Chinese Yew is mixed planted with species including magnolia grandiflora, fragrans, crape myrtle, ginkgo, Davidia involucrate and horse chestnut.

Leveraging on the current land policy of China, which allow farmers to trade, purchase or sell their land rights, Hengtai works with local small farmers to commercialize their farm land by growing and selling Chinese Yew under the coordination of the Company. Training and technology transfer to the farmers is backed up by agricultural associations and academic institutes, namely Xi’an Agricultural University and Shaan’xi Agricultural Science & Technology Academy.

Sales and Marketing

Currently our Chinese Yew and other plants are all sold as garden plants in potted form used in landscaping across China. Hengtai develops the landscaping markets for Chinese Yew and other plantations in key Chinese cities including Beijing, Shanghai, Chongqing, among others by virtue of establishing garden plants landscape exhibitions in selected cities. The management believes that sales of Chinese Yew will also promote the sales of other seedlings and garden plants provided by the Company.

Seven sales areas throughout China are identified by Hengtai, namely (a) Eastern China; (b) Southern China; (c) Central China; (d) Northern China; (e) Northwest China; (f) Southeast China; and (g) Northeast China. Sales agencies were appointed in each sales district in order to distribute its ornamental plant products.

Customers

Hengtai had established contractual relationships with domestic customers to sell its Chinese Yew and other garden plantation. The following are the three largest customers in 2010, which represents 42.9% of its sales in 2010:

No.	Customers	Amount (RMB)%
1	Shanxi Hong Bao Greening Project Co., Ltd.	1,437,620	15.87%
2	Xi'an Fang Cao Di Seedling Nursery Co., Ltd.	1,148,210	12.68%
3	Qingdao Garden & Flower Co., Ltd	1,300,000	14.36%

Research and Development

None.

Competition and Market Position

Competition in the gardening plantation industry of China is mostly fragmented. We see no strong competitor to the Company in Shaan’xi Province of China. There are, however, two to three Chinese Yew producers in China in possession of total plantation area of over 33.3 sq km (or 50,000 Mu), compared to the 16 sq km (or 24,000 Mu) of Hengtai. Each of these competitors has an annual production capacity of 50 million Chinese Yew, mainly of the species Taxus Chinensis.

Our competitive position will depend on our ability to attract and retain sufficient farm land for open wood field, develop effective gardening solutions, achieve economies of scale, develop and implement production and marketing plans, and secure adequate capital resources. We believe that we compete primarily on the basis of our product quality, reliability, economies of scale, experienced and stable management and plantation team, customer value and stability in supply and cost of Chinese Yew.  Furthermore, Hengtai is situated in Hanzhong City, Shannxi province,.  We believe that the geographical location of Hanzhong City, which is in a subtropical basin area with sufficient rainfall and moist climate, constitutes the optimal biological environment for the growth of the Yew across China and hence one of the key factors that allows us to compete favorably in the long term.

Regulatory Environment

Overview.  China is transitioning from a planned economy to a market economy. While the Chinese government has pursued economic reforms since its adoption of the open-door policy in 1978, a large portion of the Chinese economy is still operating under five-year plans and annual state plans. Through these plans and other economic measures, such as control on foreign exchange, taxation and restrictions on foreign participation in the domestic market of various industries, the Chinese government exerts considerable direct and indirect influence on the economy. Many of the economic reforms carried out by the Chinese government are unprecedented or experimental, and are expected to be refined and improved. Other political, economic and social factors can also lead to further readjustment of such reforms. This refining and readjustment process may not necessarily have a positive effect on our operations or future business development. Our operating revenue may be reduced by changes in China's economic and social conditions as well as by changes in the policies of the Chinese government, such as changes in laws and regulations (or the official interpretation thereof), measures which may be introduced to control inflation, changes in the interest rate or method of taxation, and the imposition of additional restrictions on currency conversion.

China’s legal system is a civil law system. Unlike the common law system, the civil law system is based on written statutes in which decided legal cases have little value as precedents. In 1979, China began to promulgate a comprehensive system of laws and has since introduced many laws and regulations to provide general guidance on economic and business practices in China and to regulate foreign investment. Progress has been made in the promulgation of laws and regulations dealing with economic matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. The promulgation of new laws, changes of existing laws and the abrogation of local regulations by national laws could have a negative impact on our business and business prospects. In addition, as these laws, regulations and legal requirements are relatively recent, their interpretation and enforcement involve significant uncertainty.

Permits. We are subject to many general regulations governing business entities and their activities in China including, among other things, the Permits for Seedling Operation, Permit for Seedling Production and Forest User Rights. We are required to renew, pass an examination with respect to, or make a filing in connection with these licenses and certifications on a regular basis. At provincial level we are also required to report our Chinese Yew sales and processing to the Shaan’xi Forestry Bureau of China. We are not aware of any material violations of permits, licenses or approvals that have been issued with respect to our operations. We expect to comply with all applicable laws, rules and regulations relating to our business, and at this time, we do not anticipate incurring any material capital expenditures to comply with any environmental regulations or other requirements.

Intellectual Properties

None.

Employees

As of March 29, 2011, there are currently 36 full-time employees, including 6 members of management, 12 agricultural experts, 15 marketing employees and 3 administrative employees.

All employees of the company are located in China. We believe that we maintain good relationships with our employees, and have not experienced any strikes or shutdowns and have not been involved in any labor disputes.

Management of of Hengtai

The key management of Hengtai consists of the following individuals:

Mr. Yueping Li, aged 47, President & CEO of Hengtai

Mr. Li is an engineer with over 20 years of management experience. Mr. Li obtained his master degree of mechanics in Beijing Polytechnic University in 1989 and bachelor degree of vehicle manufacturing in Beijing Industry Academy in 1986.

Mr. Shuncheng Ma, aged 47, Chief Financial Officer of Hengtai

Mr. Ma has over 20 years of experience in agricultural and financial management. Mr. Ma acquired his bachelor degree in mathematics at Northwestern University in 1986.

Item 2.   Properties

Harbin SenRun’s headquarters were located on leased office space at Room 517, No. 18 Building, Nangangjizhoing District, Hi-Tech Development Zone, Harbin, Heilongjiang Province, People’s Republic of China.

In China, the ownership of land belongs to the PRC government, and private entities and individuals can acquire land use rights for a certain period of time. The land use right can be transferred according to the relevant law. According to the Forest Law, the woodland use right is transferable.

Harbin SenRun had the following four major Forestry Centers:

1.   Ping Yang He Forestry Center
Forest land located near Small Xing An Mountains, Jia Yin Country, Heilongjiang Province.  The site area of the forest is approximately 191 hectares as recorded under the Forest Right Certificate.

We held the forest land use right, woodland ownership right and woodland use right for a period of up to February 9, 2074 (approximately 65 years left).

There is a timber stand forest in which the trees are mainly for timber production. The major tree species are for timber product usage.

2.   Jin Lien Forestry Center
Forest land located near Harbin Wu Chang District of Heilongjiang Province. The site area of the forest is approximately 571 hectares as recorded in the Forest right Certificate.

We held the forest land use right, woodland ownership right and woodland use right for a period of up to September 8, 2056 (approximately 47 years left).

This is a timber stand forest in which the trees are mainly for timber production. The major tree species were for timber product usage.

3.   Wei Xing Forestry Center
Forest land located near Harbin Wu Chang District of Heilongjiang Province. The site area of the forest is approximately 55 hectares as recorded under the Forest Right Certificate.

We held the forest land use right, woodland ownership right and woodland use right for a period up to August 30, 2056 (approximately 47 years left).

This is a timber stand forest in which the trees are mainly for timber production. The major tree species were Aspens, for timber product usage.

4.   Mao Lin Forestry Center
Forest land located near Harbin Wu Chan District of Heilongjiang Province. The site area of the forest is approximately 244 hectares as recorded under the Forest Right Certificate.

We held the forest land use right, woodland ownership right and woodland use right for a period up to December 1, 2056 (approximately 47 years left).

This is a timber stand forest in which the trees are used mainly for timber production.  The major tree species are for timber product usage.

Hengtai.  Hengtai has the following land user right:

Xiao He Forestry Center

This forest land is located near Lan Jia Wan, Cheng Gu County, Shaan’xi Province of China, with an area of approximately 0.49 sq km (or 737 Mu) recorded under the Forest Right Certificate. Hengtai held the forest land use right, woodland ownership right and woodland use right for a period of up to March 26, 2077. We have the right to grow Chinese Yew on this land.

The following table illustrates our 13 forestry centers in detail, which comprise land rented from local farmers:

			Area
No.	Forestry Center	Location	sq km	Mu	Major Plantation
7	Xiao He Forestry Center	Xiaohe Town, Chenggu County, Hanzhong City	15.3333	23,000	Chinese Yew
9	Xi Xiang Forestry Center	Xixiang County, Hanzhong City	0.1600	240	Aesculus
10	Lan Kong Forestry Center	Economic Development Zone, Hanzhong City	0.1427	214	Aesculus
6	Chen Jia Ying Forestry Center	Hantai District, Hanzhong City	0.0907	136	Taxus Media
8	Tian Ming Forestry Center	Tianming Town, Chenggu County, Hanzhong City	0.0787	118	Aesculus
5	Jin Hua Forestry Center	Hantai District, Hanzhong City	0.0723	108	Chinese Yew
13	Ping Wu Forestry Center	Pingwu County, Sichuan province	0.0400	60	Dove Tree
11	Hu Xian Forestry Center	Hu County, Hanzhong City	0.0400	60	Aesculus
4	Jia You Zhan Forestry Center	Economic Development Zone, Hanzhong City	0.0358	54	Chinese Yew
3	Yuan Shang Forestry Center	North Economic Development Zone, Hanzhong City	0.0200	30	Chinese Yew
1	Long Jiang Forestry Center	Hantai District, Hanzhong City	0.0201	30	Dove Tree, Magnolia Denudate
2	Tang Ying Forestry Center	Hantai District, Hanzhong City	0.0155	23	Aesculus
12	Shi Hu Forestry Center	Economic Development Zone, Hanzhong City	0.0093	14	Dendrobium
	Total		16.0584	24,087

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

Item 4.    Removed and Reserved

None.

PART II

Item 5.   Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on a limited basis on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol “CHFY.” The quotation of our common stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market currently exists. We cannot predict whether a more active market for our common stock will develop in the future. In the absence of an active trading market:

1)	Investors may have difficulty buying and selling or obtaining market quotations;
2)	Market visibility for our common stock may be limited; and
3)	A lack of visibility of our common stock may have a depressive effect on the market price for our common stock.

The following table sets forth the range of high and low prices of our common stock as quoted on the OTCBB during the periods indicated. The prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions.

		High	Low

2010	First Quarter	$0.09	$0.04
	Second Quarter	$0.05	$0.01
	Third Quarter	$0.02	$0.01
	Fourth Quarter	$0.04	$0.01

2009	First Quarter	$0.07	$0.02
	Second Quarter	$0.07	$0.02
	Third Quarter	$0.05	$0.03
	Fourth Quarter	$0.10	$0.02

The transfer agent for our common stock is Interwest Transfer Co., Inc., 1981 East 4800 South, Ste 100, Salt Lake City, UT  84111, Attn Melinda Orth; Tel: (801) 272-9294.

From January 1 to March 29, 2010, the highest and lowest prices of our common shares on the OTCBB were $0.04 per share and $0.02 per share. On March 29, the closing price of our common stock on the OTCBB two days before the filing of this Annual Report was $0.03 per share.

Holders

As of March 30, 2011 there were 144 holders of record of 156,000,000 outstanding shares of common stock of the Company, which does not include shareholders who own our shares in so-called “street name.”

Dividends

Holders of our common stock are entitled to dividends if declared by the Board of Directors out of funds legally available therefore. As of December 31, 2010 no cash dividends have been declared.

Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our results of operation, financial condition, contractual and legal restrictions and other factors the board of directors deem relevant.

Equity Compensation Plans

As of December 31, 2010, we did not have any equity compensation plans.

Recent Sales of Unregistered Securities

From January 1, 2010 to December 31, 2010 we made the following sales of unregistered securities.  On July 15, 2010 we issued 60,000,000 shares of Common Stock to LIU, Shengli and 40,000,000 shares of Common Stock to LI, Bin in connection with a reverse merger and acquisition of FIHK.  The issuance of the shares was intended to qualify for an exemption from registration pursuant to Regulation S and Rule 902 under the Securities Act since they were issued to non-U.S. persons.

Also in connection with the reverse merger and acquisition of FIHK, we issued a $1.0 million convertible promissory note jointly to LIU, Shengli and LI, Bin, with 60% of the principal amount owing to LIU, Shengli and 40% of the principal amount owing to LI, Bin.  The principal amount of the convertible note is convertible pro rata into 68 million shares of Common Stock to the extent that there are sufficient authorized shares of Common Stock for conversion.  The issuance of the note was intended to qualify for an exemption from registration pursuant to Regulation S and Rule 902 under the Securities Act since it was issued to non-U.S. persons.

Recent Purchases of Equity Securities by us and our Affiliated Purchasers

We have not repurchased any of our common stock and have no publicly announced repurchase plans or programs as of December 31, 2010.

Item 6.    Selected Financial Data

Not applicable.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including, "could" "may,” "will,” "should,” "expect,” "plan,” "anticipate,” "believe,” "estimate,” "predict,” "potential" and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this Annual Report.

Overview of our Business

We were engaged through our Harbin SenRun subsidiary in the forestry business in Heilongjiang Province, People’s Republic of China.  We managed four major forest centers having a total of 1,561 hectares of land, and cut timber in order to sell the logs in the commercial market.   However, for the year ended December 31, 2007 and subsequent years, Harbin SenRun lost its wood cutting quota for log sales from the Heilongjiang Bureau of Forestry and has had no revenues.  The Board of Directors of our company decided to sell the stock of Jin Yuan Global Ltd., the parent of Harbin SenRun, on December 14, 2010, to Land Synergy, Ltd., a British Virgin Islands company, for US$2,000.00.

As of July 15, 2010, we closed on the acquisition of Hanzhong Hengtai Bio-Tech Limited, a company organized and existing under the laws of the People’s Republic of China (“Hengtai”).  Hengtai is a variable interest entity controlled by our subsidiary, Financial International (Hong Kong) Holdings, a company organized and existing under the laws of the Hong Kong SAR of the People’s Republic of China.  Hengtai’s business is the plantation and sale of garden plants including Chinese Yew, as well as Aesculus, Dove Tree and Dendrobium, among others. Hengtai was incorporated on October 22, 2003 with a registered capital of RMB 15 million.  The registered address of the Company is located in Economic Development Zone of Hanzhong City, Shaan’xi Province, People’s Republic of China.

Hengtai currently has 13 forestry centers and occupies approximately 16.0 square kilometers (or 24,000 Mu). It is estimated that Hengtai has over 11,000,000 valuable plants, including 8,000,000 Chinese Yews, 1,000,000 Chinese Dove Trees, 300,000 Aesculus, 2,000,000 Dendrobium (and 30+ other species, including Crape Myrtle, Magnolia Denudate, Osmanthus Fragrans etc.).

Chinese Yew is the primary product of Hengtai and the Company is focusing its efforts on planting two types of Chinese Yews that carry the biological names Taxus chinensis var. mairei and Taxus madia. Currently they take up approximately 28% (4.5 sq km or 6750 Mu) of the planting area of the Company.

According to a finding of the Chinese government, Chinese Yews species like Taxus madia and Taxus chinensis have Paclitaxel content in their bark.  Paclitaxel is an FDA approved chemical for use in the treatment of certain cancers and is marketed by Bristol Myers Squibb Corp., among other companies, in many countries as a chemotherapy agent for the treatment of cancer.

Hengtai’s open wood field planting area also carries a variety of other plants among Chinese Yew in order to optimize the use of the terrain. Mixed planting of taller plants not only will provide shade for Chinese Yews in the field; but also will diversify the income source of the Company. Currently, Chinese Yew is mixed planted with species including magnolia grandiflora, fragrans, crape myrtle, ginkgo, Davidia involucrate and [Missing Graphic Reference]horse chestnut.

Currently, our Chinese Yew and other plants are all sold as garden plants in potted form used in landscaping across China. Hengtai develops the landscaping markets for Chinese Yew and other plantations in key Chinese cities including Beijing, Shanghai, Chongqing, among others by virtue of establishing garden plants landscape exhibitions in selected cities. The management believes that sales of Chinese Yew will also promote the sales of other seedlings and garden plants provided by the Company.

The results of operations of Hengtai are consolidated in our financial statements since Hengtai is a controlled by our subsidiary, FIHK.

Results of Operations

Fiscal Year Ended December 31, 2010 Compared to the Fiscal Year Ended December 31, 2009

Year Ended December 31,	2010	2009
Net Sales Revenue:	$1,183,939	$193,453
General and Administrative Expenses:	$149,078	$61,531
Income (Loss) Before Taxes:	$(602,528)	$(129,914)
Net Income (Loss):	$(602,528)	$(129,914)

Net Sales

We had net sales of $1,183,939 for the year ended December 31, 2010 and $193,453 for the year ended December 31, 2009. Our sales increased by $990,486 or approximately 512%. The increase was primarily due to increased demand for Chinese Yew and the Company’s marketing efforts.

Cost of Sales and Gross Pofit

For the years ended December 31, 2010 and 2009, cost of sales amounted to $1,013,115 and 167,904. We attribute the higher cost of sales to increased sales. Gross profit for the year ended December 31, 2010 was $170,824 as compared to $25,549 for the year ended December 31, 2009.

Operating Expenses

For the year ended December 31, 2010, total operating expenses were $155,142 as compared to $69,699 for the year ended December 31, 2009, an increase of $85,443, or approximately 123%. The result was mainly due to higher payroll and other general and administrative expenses in 2010, such as higher fees for professional services related to being a public company.

Other Income (Expenses)

Our other expenses during the year ended December 31, 2010 amounted to $(618,210), 621% higher than the previous comparable period. The result was mainly due to the increase of other expenses by $641,985.

Net Loss

Net loss was $602,528 for the year ended December 31, 2010, as compared to a net loss of $129,914 for the same period in 2009. The increase in net loss was due to the other loss from disposal of Jin Yuan’s shares in 2010.

Liquidity and Capital Resources

At December 31, 2010, we had cash and cash equivalents of $42,333.

Net cash provided by (used in) operating activities for the year ended December 31, 2010 was $148,299 as compared to ($141,249) for the year ended December 31, 2009. For the year ended December 31, 2010, we used cash to fund our loss of $602,528, our inventories decreased by $64,363, accounts payable decreased by $5,906, accounts receivable increased by $93,841, prepayments increased by $22,473, other receivables increased by $23,775, accrued liabilities and other current liabilities increased by $170,604, offset by non-cash items such as depreciation and amortization of $3,483, and bad debts provision of $1,969. For the year ended December 31, 2009, we used cash to fund our loss of $129,914, our inventories decreased by $4,788, accounts receivable increased by $5,375, accounts payable decreased by $11,661, accrued expenses and other current liabilities increased by $5,722, offset by non-cash items such as depreciation and amortization of $5,007, and increases in prepayments and other receivables of $9,832.

Net cash provided by investing activities for the year ended December 31, 2010 was $9,902 as compared to $0 for the year ended December 31, 2009. For the year ended December 31, 2010 and 2009, we used cash of $5,098 and $0 for purchase of property and equipment, respectively. For the year ended December 31, 2010, we received net proceeds of $13,000 from the disposal of property, plant and equipment, and $2,000 from the disposal of capital share of subsidiary.

Net cash used in financing activities for the year ended December 31, 2010 was $64,818 as compared to net cash provided by financing activities for the year ended December 31, 2009 of $135,003. For the year ended December 31, 2011, we repaid $19,295 for short- and long-term loans and $45,523 to related parties. For the year ended December 31, 2009, we received proceeds of $141,076 from short- and long-term loans, offset by repayment to related parties of $6,073.

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

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits with banks. Cash deposits with banks are held in financial institutions in China, which has no federally insured deposit protection. Accordingly, the Company has a concentration of credit risk related to these uninsured deposits.

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

Income Taxes

The Company accounts for income taxes in accordance with the standard, "Accounting for Income Taxes.," codified with ASC 740. ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years.  Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Group is able to realize their benefits, or that future deductibility is uncertain.

Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period.  Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  At December 31, 2010, the Company had no common stock equivalents that could potentially dilute future earnings per share; however, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to the Company’s net loss.

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

The consolidated financial statements of the Company are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation,” codified with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency consolidated financial statements into U.S. dollars are included in determining comprehensive income. At December 31, 2010 and 2009, the cumulative translation adjustments of $192,474 and $170,834, respectively, were classified as items of accumulated other comprehensive income (loss) in the stockholders’ equity section of the balance sheet. For the years ended December 31, 2010 and 2009, other comprehensive income (loss) was $21,640 and ($107), respectively.

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the consolidated financial statements were as follows:  As of December 31, 2010 and 2009, the Company used the period-end rates of exchange for assets and liabilities of $1 to RMB6.5897 and $1 to RMB6.8270, respectively. For the years ended December 31, 2010 and 2009, the Company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1 to RMB6.769 and $1 to RMB6.8316, respectively. The Company used historical rates for equity.

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

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued a new standard regarding the accounting for transfers of financial assets amending the existing guidance on transfers of financial assets to, among other things, eliminate the qualifying special-purpose entity concept, include a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarify and change the derecognition criteria for a transfer to be accounted for as a sale, and require significant additional disclosure. For the Company, this standard is effective for new transfers of financial assets beginning January 1, 2010. Because the Company historically does not have significant transfers of financial assets, the adoption of this standard is not expected to have a material impact on the Company’s consolidated results of operations or financial condition.

In June 2009, the FASB issued a new standard that revises the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. For the Company, this standard was effective January 1, 2010. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force,” that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding the application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. For the Company, ASU No. 2009-13 is effective beginning January 1, 2011. The Company may elect to adopt the provisions prospectively to new or materially modified arrangements beginning on the effective date or retrospectively for all periods presented. The Company is currently evaluating the impact of this standard on its consolidated results of operations and financial condition.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force,” that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance:  the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). For the Company, ASU No. 2009-14 is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on its consolidated results of operations and financial condition.

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

In April 2010, the FASB issued ASU No. 2010-17, Milestone Method of Revenue Recognition— a consensus of the FASB Emerging Issues Task Force that recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in research or development arrangements. This standard would require its provisions be met in order for an entity to recognize consideration that is contingent upon achievement of a substantive milestone as revenue in its entirety in the period in which the milestone is achieved. In addition, this ASU would require disclosure of certain information with respect to arrangements that contain milestones. For the Company, this standard would be required prospectively beginning January 1, 2011. The Company is currently evaluating the impact of this standard on its consolidated results of operations and financial condition.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist of cash and accounts receivable as of December 31, 2010 and 2009. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

The major part of the Company’s cash at December 31, 2010 and 2009 is maintained at one financial institution in the PRC which does not provide insurance for amounts on deposit.  The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

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

TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders of China Forestry, Inc.

We have audited the accompanying consolidated balance sheets of China Forestry, Inc. as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the two-year period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Forestry, Inc. as of December 31, 2010 and 2009 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred accumulated deficits of $2,680,580 and $2,078,052 as of December 31, 2010 and 2009, respectively that include losses of $602,528 and $129,914 for the years ended December 31, 2010 and 2009 respectively. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Yichien Yeh, CPA

Oakland Gardens, New York
March 23, 2011

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$42,333	8,240
Restricted cash (Note 10)	28,833	27,831
Accounts receivable, net (Note 5)	99,216	5,375
Other receivables	51,090	26,330
Other receivables-related parties (Note 17)	29,226
Inventories (Note 6)	1,207,846	1,229,679
Prepayment (Note 7)	29,786	7,313
Total Current Assets	1,488,330	1,304,768

Property, plant and equipment, net (Note 8)	13,359	17,538
Intangible assets (Note 9)	9,561	9,446
Total Assets	$1,511,250	1,331,752

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term loans (Note 10)	$1,015,530	1,018,456
Accounts payable	35,196	41,102
Other payables	49,822	47,503
Due to related parties (Note 17)	91,482	107,779
Accrued expenses	98,198	43,333
Interest payable	132,665	76,156
Advance from customers	56,911	-
Long-term loans due within one year (Note 11)	75,912	92,281
Total Current Liabilities	1,555,716	1,426,610
Convertible promissory note-shareholders (Note 12)	1,000,000	-
Total Liabilities	2,555,716	1,426,610

Shareholders' Equity (Deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized,
56,000,000 and 156,000,000 shares issued and outstanding at
December 31, 2009 and December 30, 2010, respectively	156,000	56,000
Additional Paid-in Capital	1,287,640	1,756,360
Accumulated Deficit	(2,680,580)	(2,078,052)
Accumulated other comprehensive income	192,474	170,834
Shareholders' Equity (Deficit)	(1,044,466)	(94,858)
Total Liabilities and Shareholders' Equity	$1,511,250	1,331,752

See Notes to Consolidated Financial Statements.

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2010	2009

Revenue
Net sales	$1,183,939	$193,453

Cost of Godds Sold	(1,013,115)	(167,904)
Gross Profit	170,824	25,549

Operating Expenses
Selling expenses	6,064	8,168
General and administrative expenses (Note 13)	149,078	61,531
Total operating expenses	155,142	69,699
Loss from operations	15,682	(44,150)

Other Income (Expenses)
Interest expense	(136,692)	(87,142)
Other income	164,893	5,804
Other expenses	(646,411)	(4,426)
Total other income (expenses)	(618,210)	(85,764)

Loss before income taxes	(602,528)	(129,914)
Income taxes	-	-
Net Income (Loss)	$(602,528)	$(129,914)

Net Loss per share - basic and diluted	$0.00	$0.00

Weighted average shares outstanding- basic and diluted	125,468,493	100,000,000

See Notes to Consolidated Financial Statements.

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2010	2009

Operating Activities:
Net income (loss)	$(602,528)	$(129,914)
Adjustments to reconcile income (loss) to net cash provided by operations
Depreication	3,295	4,821
Provision for bad debts	1,969	-
Amortization of intangible assets	188	186
Gain on disposal of property, plant and equipment	6,515	-
Expenses of disposed subsidiary	10,104	-
Loss on disposal of subsidiary	640,786	-
Changes in operating assets and liabilities:
Restricted cash	(1,002)	16
Accounts receivable, net	(93,841)	(5,375)
Other receivables	(23,775)	(11,796)
Inventories	64,363	4,788
Prepayment	(22,473)	1,964
Accounts payable	(5,906)	(11,661)
Other payables	2,319	(62,235)
Accrued expenses	101,166	17,403
Interest payable	10,208	53,046
Advance from customers	56,911	(2,492)
Net cash provided by (used in) operating activities	148,299	(141,249)

Investing Activities
Purchase of properties, plant and equipment	(5,098)	-
Proceeds from disposal of properties, plant and equipments	13,000	-
Proceeds from sale of capital share of subsidiary	2,000	-
Net cash provided by (used in) investing activities	9,902	-

Financing Activities
Proceeds from short-term and long-term loans	-	141,076
Proceeds from related parties	-	-
Repayment to related parties	(45,523)	(6,073)
Repayment of loans	(19,295)	-
Net cash provided by (used in) financing activities	(64,818)	135,003

Effect of exchange rate changes on cash	(59,290)	673

Increase(decrease) in cash	34,093	(5,573)
Cash at beginning of period	8,240	13,813
Cash at end of period	$42,333	$8,240

Supplemental disclosure of cash flow information
Interest paid	$80,183	$34,118
Income taxes paid	$-	$-

See Notes to Consolidated Financial Statements.

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
AND COMPREHENSIVE INCOME (LOSS)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated		Comprehensive
	Shares	Par ($0.001)	Capital	Income	Deficit	Total	Income (loss)
Balance as of December 31, 2008	56,000,000	$56,000	$1,756,360	$170,941	$(1,948,138)	$35,163

Net loss for the year					(129,914)	(129,914)	$(129,914)

Foreign currency translation adjustment				(107)		(107)	(107)

Balance as of December 31, 2009	56,000,000	$56,000	$1,756,360	$170,834	$(2,078,052)	$(94,858)	$(130,021)

Effect of reverse merger	100,000,000	100,000	(468,720)			(368,720)

Net loss for the year					(602,528)	(602,528)	$(602,528)

Foreign currency translation adjustment				21,640		21,640	21,640

Balance as of December 31, 2010	156,000,000	$156,000	$1,287,640	$192,474	$(2,680,580)	$(1,044,466)	$(580,888)

See Notes to Consolidated Financial Statements.

CHINA FORESTRY AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.           ORGANIZATION AND BUSINESS BACKGROUND

The Company was incorporated under the name of Patriot Investment Corp. on February 13, 1986 under the laws of the State of Nevada. In January 2008, the Company filed an amendment to its articles of incorporation to change the name to China Forestry Inc.(“the Company”). The Company is principally engaged in the growing and harvesting of timber and manufacture and marketing of lumber in the People’s Republic of China (“PRC”) through its holding and subsidiaries, Jin Yuan Global Limited (“Jin Yuan”) and Harbin Senrun Forestry Development Limited (“Senrun”). Senrun is the company in PRC and owned and operated by Jin Yuan.

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

The Company’s relationship with Hengtai and its shareholders is governed by a series of contractual arrangements among FIHK, Hengtai and the 100% holders of the share capital of Hengtai (the “Hengtai Shareholders”) entered on April 1, 2010. The contractual arrangements include Consulting Services Agreement, Business Operating Agreement, Equity Pledge Agreement, Exclusive Option Agreement, and Voting Right Proxy Agreement. Under the laws of China, the contractual arrangements constitute valid and binding obligations of the parties of such agreements. Each of the contractual arrangements and the rights and obligations of the parties thereto are enforceable and valid in accordance with the laws of China.

On December 14, 2010, following the resolution of the Board of Directors to terminate the timber business, the Company sold 100% of the share capital of Jin Yuan for $2,000. There was loss of $640,786 from this disposal.

2.           Going Concern

As reflected in the accompanying financial statements, the Company has accumulated deficits of $2,680,580 and $2,078,052 at December 31, 2010 and 2009, respectively that include losses of $602,528 and $129,914 for the years ended December 31, 2010 and 2009, respectively. The Company’s owners have funded the losses and cash shortfalls allowing management to develop sales and contingencies plans. The Company is also arranging for additional funding. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.           Basis of Preparation

The accompanying financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("US GAAP").  All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at December 31, 2010 and 2009, and the results of its operations and cash flows for the nine month periods ended December 31, 2010 and 2009. The results of operations for the period ended December 31, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year.

Hengtai is considered a variable interest entity (“VIE”), and FIHK, the Company’s wholly owned subsidiary, is the primary beneficiary. The Company’s relationships with Hnetai and its shareholders are governed by a series of contractual arrangements between the Company and Hengtai, which is an operating company in the PRC. The contractual arrangements constitute valid and binding obligations of the parties of such agreements. Each of the contractual arrangements and the rights and obligations of the parties thereto are enforceable and valid in accordance with the laws of the PRC. On April 1, 2010, FIHK entered into the following contractual arrangements with Hengtai:

(1) Consulting Services Agreement. Pursuant to the consulting services agreement between FIHK and Hengtai, dated April 1, 2010, FIHK has the exclusive right to provide Hengtai with consulting services and daily operations, including general business operations in relation to the cell phone game development, human resources, research and development, and business growth, and support the daily operation costs and daily expenses. Hengtai pays an annual consulting service fee to FIHK that is equal to 100% of Hengtai’s net revenue for such year, based on the annual financial statements. This agreement shall remain in force unless otherwise terminated. FIHK is entitled to assign to a wholly-owned subsidiary, if one were set up in the future, all the rights to the Company as stipulated in this agreement. All intercompany transactions, including this service fee, have been eliminated in the consolidated financial statements presented.

(2) Business Operating Agreement. Pursuant to the business operating agreement among FIHK and Hengtai, dated April 1, 2010, FIHK provides Hengtai guidance and instruction on Hengtai’s daily operations, financial management and employment issues. FIHK has the right to appoint or remove Hengtai’s directors and executive officers. In addition, FIHK agrees to guarantee Hengtai’s performance under any agreements or arrangements relating to its business arrangement with any third party. Upon the request of Hengtai, FIHK agrees to provide loans to support its operation’s capital requirements and to provide guarantee if the Company needs to apply for loans from a third party. In return, Hengtai agrees to pledge its accounts receivable and all of its assets to FIHK. The term of this agreement is ten years; and may be extended or terminated only by 30-day prior written notice served by FIHK (or its designated party). FIHK is entitled to assign to a wholly-owned subsidiary, if one were set up in the future, all the rights to the Company as stipulated in this agreement.

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

e.           Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits with banks. Cash deposits with banks are held in financial institutions in China, which has no federally insured deposit protection. Accordingly, the Company has a concentration of credit risk related to these uninsured deposits.

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

h.           Property, Plant, and Equipment

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

i.           Intangible Assets

Intangible assets are stated in the balance sheet at cost less accumulated amortization. The costs of the intangible assets are amortized on a straight-line basis over their estimated useful lives. The respective amortization periods for the intangible assets are as follows:

Land use right	30-70 years

j.           Impairment of Long-Lived Assets

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

k.          Comprehensive Income

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

l.            Revenue Recognition

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

m.          Income Taxes

The Company accounts for income taxes in accordance with the standard, "Accounting for Income Taxes.," codified with ASC 740. ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years.  Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Group is able to realize their benefits, or that future deductibility is uncertain.

n.           Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period.  Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  At December 31, 2010, the Company had no common stock equivalents that could potentially dilute future earnings per share; however, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to the Company’s net loss.

o.           Segment Information

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

p.           Foreign Currency Translation

The Company’s functional currency is Chinese Renminbi (“RMB”) and its reporting currency is the U.S. dollar. Transactions denominated in foreign currencies are translated into U.S. dollars at the exchange rate in effect on the date of the transactions. Exchange gains or losses on transactions are included in earnings.

The consolidated financial statements of the Company are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation,” codified with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency consolidated financial statements into U.S. dollars are included in determining comprehensive income. At December 31, 2010 and 2009, the cumulative translation adjustments of $192,474 and $170,834, respectively, were classified as items of accumulated other comprehensive income (loss) in the stockholders’ equity section of the balance sheet. For the years ended December 31, 2010 and 2009, other comprehensive income (loss) was $21,640 and ($107), respectively.

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the consolidated financial statements were as follows:  As of December 31, 2010 and 2009, the Company used the period-end rates of exchange for assets and liabilities of $1 to RMB6.5897 and $1 to RMB6.8270, respectively. For the years ended December 31, 2010 and 2009, the Company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1 to RMB6.769 and $1 to RMB6.8316, respectively. The Company used historical rates for equity.

q.           Related Parties

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

r.           Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

s.           Recently Issued Accounting Pronouncements

In June 2009, the FASB issued a new standard regarding the accounting for transfers of financial assets amending the existing guidance on transfers of financial assets to, among other things, eliminate the qualifying special-purpose entity concept, include a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarify and change the derecognition criteria for a transfer to be accounted for as a sale, and require significant additional disclosure. For the Company, this standard is effective for new transfers of financial assets beginning January 1, 2010. Because the Company historically does not have significant transfers of financial assets, the adoption of this standard is not expected to have a material impact on the Company’s consolidated results of operations or financial condition.

In June 2009, the FASB issued a new standard that revises the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. For the Company, this standard was effective January 1, 2010. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force,” that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding the application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. For the Company, ASU No. 2009-13 is effective beginning January 1, 2011. The Company may elect to adopt the provisions prospectively to new or materially modified arrangements beginning on the effective date or retrospectively for all periods presented. The Company is currently evaluating the impact of this standard on its consolidated results of operations and financial condition.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force,” that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance:  the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). For the Company, ASU No. 2009-14 is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on its consolidated results of operations and financial condition.

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

In April 2010, the FASB issued ASU No. 2010-17, “Milestone Method of Revenue Recognition— a consensus of the FASB Emerging Issues Task Force,” that recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in research or development arrangements. This standard would require its provisions be met in order for an entity to recognize consideration that is contingent upon achievement of a substantive milestone as revenue in its entirety in the period in which the milestone is achieved. In addition, this ASU would require disclosure of certain information with respect to arrangements that contain milestones. For the Company, this standard would be required prospectively beginning January 1, 2011. The Company is currently evaluating the impact of this standard on its consolidated results of operations and financial condition.

4.           SIGNIFICANT CONCENTRATIONS

Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist of cash and accounts receivable as of December 31, 2010 and 2009. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

The major part of the Company’s cash at December 31, 2010 and 2009 is maintained at one financial institution in the PRC which does not provide insurance for amounts on deposit.  The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

Geographic Concentration

For years ended December 31, 2010 and 2009 the Company’s sales were mainly made to customers located in the PRC. In addition, total accounts receivables as of December 31, 2010 and 2009 also arose from customers located in the PRC.

Customer Concentration

In 2009, the Company changed its sales strategy by switching the focused product in the market. This change resulted in concentration on certain customers for the Company’s sales. The following table sets forth information as to the revenue derived from those customers that accounted for more than 10% of our revenue for the years ended December 31, 2010 and 2009:

	For the Year Ended		For the Year Ended
	December 31, 2010		December 31, 2019
	Amount	%	Amount	%
Ruby Green Engineering Co., Ltd. Shaanxi	$212,283	18%
Xi'an Grass Nursery	169,628	14%
Qingdao Shao Hua Flower Garden Co., Ltd.	172,483	15%
Chen Ji Yuan			$16,232	10%
Mianxian New Forest Industry Development Co., Ltd.			43,628	23%

5.           ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	December 31	December 31
	2010	2009

Accounts receivable	$99,216	$5,375
Less: Allowance for doubtful accounts	-	-
Accounts receivable, net	$99,216	$5,375

6.           INVENTORIES

Inventories consist of the following:

	December 31	December 31
	2010	2009

Inventories	$1,207,846	$1,229,679
Less: Allowance for obsolescence	-	-
Inventories, net	$1,207,846	$1,229,679

7.           PREPAYMENT

As of December 31, 2010 and 2009, the Company made prepayment for rental of land and advance to suppliers for $29,786 and $7,313, respectively.

8.           PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31	December 31
	2010	2009

Buildings	$17,970	$37,391
Machinery and equipment	-	1,041
Transportation equipment	81,277	74,096
Office equipment	8,778	9,580

	108,025	122,108
Less: Accumulated depreciation	(94,666)	(104,570)
Property, plant, and equipment, net	$13,359	$17,538

The depreciation was $3,295 and $4,821 for the years ended December 31, 2010 and 2009, respectively. They are broken down as follows:

	For the Years Ended
	December 31,
	2010	2009

Cost	$2,604	$3,978
Operating expenses	691	843
Total	$3,295	$4,821

9.           INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31	December 31
	2010	2009

Land use right	$11,078	$10,693

Less: Accumulated amortization	(1,517)	(1,247)
Intangible assets, net	$9,561	$9,446

The amortization for land use right was $188 and $186 for the years ended December 31, 2010 and 2009, respectively. They are broken down as follows:

	For the Years Ended
	December 31,
	2010	2009

Cost	$188	$186
Operating expenses	-	-
Total	$188	$186

As of December 31, 2010 and 2009, land use right of the Company, was pledged as collateral under certain loan agreements (see Note 10).

10.           SHORT-TERM LOANS

Short-term loans consist of the following

December 31, 2010

	Loan Amount	Duration	Annual Interest Rate	Collateral
Agricultural Development Bank of China-Hanzhong Branch	$576,658	2009.9.8-2010.9.7	6.51%	737 mu (491,357.9 square meters) of forest land use right
Chang'An Bank-Hanzhong Branch	227,628	2007.7.9- 2008.7.8	15.77%	Credit loan
	804,286
Loans from indivduals	211,244
	$1,015,530

December 31, 2009

	Loan Amount	Duration	Annual Interest Rate	Collateral
Agricultural Development Bank of China-Hanzhong Branch	$556,613	2009.9.8-2010.9.7	7.56%	737 mu (491,357.9 square meters) of forest land use right
Chang'An Bank-Hanzhong Branch	219,716	2007.7.9- 2008.7.8	13.14%	Credit loan
	776,329
Loans from indivduals	242,127
	$1,018,456

Interest expense for short-term loans and due to related parties was $85,924 and $84,929 for the years ended December 31, 2010 and 2009, respectively.

Forest land use right secured for short-term loans is use right of 737 MU (491,357.9square meters) forest land granted from government with carrying value as the followings:

	December 31	December 31
	2010	2009

Land use right	$310	$304

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

For the loan from Agricultural Development Bank of China-Hanzhong Branch, compensating balance is required. As of December 31, 2010 and 2009, compensating balance was $28,833 and $27,831, respectively. The compensating balance is classified as restricted cash.

11.           LONG-TERM LOANS

Long-term loans consist of the following:

December 31, 2010

	Loan Amount	Duration	Annual Interest Rate	Collateral
The Bureau of Finance of chenggu County	$75,912	2006.3.9 - 2010.11.30	2.40%	Credit Loan
Less: principal due within one year	(75,912)
	$-

December 31, 2009

	Loan Amount	Duration	Annual Interest Rate	Collateral
The Bureau of Finance of chenggu County	$92,281	2006.3.9 - 2010.11.30	2.40%	Credit Loan
Less: principal due within one year	(92,281)
	$-

Total Interest expense for long-term loans was $4,467 and $2,213 for the years ended December 31, 2010 and 2009, respectively.

The loan is currently past due and the related interest expense has been accrued. The Company is subject to related penalty from the Bureau of Finance of Chenggu County due to default.

12.           CONVERTIBLE PROMISSORY NOTE-SHAREHOLDERS

The $1,000,000 convertible promissory note was issued to FIHK’s prior shareholders to execute Shares Exchange Agreement between the Company and FIHK on July 15 2010. The note is convertible into 68,000,000 shares of the Company’s common stock. The note bears a 10% annual interest rate and its principal and accrued interest are due on June 10, 2015 or on such earlier date that the note is converted. For the year ended December 31, 2010, the interest expense for this note was $46,301.

13.           GENERAL AND ADMINISTRATIVE

For the years ended December 31, 2010 and 2009, the amount of general and administrative expenses mainly composed of the following events:

	For the Years Ended
	December 31,
	2010	2009

Office expense	$12,458	$4,365
Salary and welfare	26,443	13,559
Employee insurance	12,083	9,366
Audit and accounting	27,623	-
legal service fee	5,813	-
Entertainment fee	13,437	2,295
Depreciation expense	691	843
Bad debts expense	1,969	-
Others	48,561	31,103
Total	$149,078	$61,531

14.           CHINA CONTRIBUTION PLAN

Full time employees of the Company participate in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company’s subsidiaries to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly basic compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond its monthly contribution. For the years ended December 31, 2010 and 2009, the total provisions for such employee benefits were $42,569 and $29,109, respectively.

Though provisions were made, the Company did not make full monthly contribution to these funds.  In the event that any current or former employee files a complaint with the PRC government, the Company may be subject to administrative fines. As the Company believes that these fines would not be material, no accrual for such fines has been made in this regard.

15.           STATUTORY RESERVES

Pursuant to the laws applicable to the PRC, PRC entities must make appropriations from after-tax profit to the non-distributable “statutory surplus reserve fund.” Subject to certain cumulative limits, the “statutory surplus reserve fund” requires annual appropriations of 10% of after-tax profit until the aggregated appropriations reach 50% of the registered capital (as determined under accounting principles generally accepted in the PRC ("PRC GAAP") at each year-end). For foreign invested enterprises and joint ventures in the PRC, annual appropriations should be made to the “reserve fund.” For foreign invested enterprises, the annual appropriation for the “reserve fund” cannot be less than 10% of after-tax profits until the aggregated appropriations reach 50% of the registered capital (as determined under PRC GAAP at each year-end). The Company did not make any appropriations to the reserve funds mentioned above due to lack of profits after tax since commencement of operations.

16.           INCOME TAXES

The Company accounts for income taxes pursuant to the standard, “Accounting for Income Taxes,” codified with ASC 740 which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.

Prior to January 1, 2008, the Company was governed by the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the previous income tax laws and rules). Pursuant to the previous income tax laws and rules, wholly-owned foreign enterprises were subject to tax at a statutory rate of 33% (30% state income tax plus 3% local income tax).

In March 2007, the Chinese government enacted the Corporate Income Tax Law, and promulgated related regulations, which were effective January 1, 2008. The Corporate Income Tax Law, among other things, imposes a unified income tax rate of 25% for both domestic and foreign invested enterprises. The previous income tax laws and rules, which stipulated income tax rates for domestic and foreign invested enterprises at different rates, expired upon the effectiveness of the Corporate Income Tax Law.

The Company was exempt from paying income tax in China as it produces the products which fall into the tax exemption list issued by the Chinese government.

The Company has no United States corporate income tax liability as of December 31, 2010 and 2009.

17.           RELATED PARTY TRANSACTION

All transactions associated with the following companies or individuals are considered to be related party transactions.

Name	Relationship

Hanzhong Bashan God Grass Biological Development Co., Ltd.	A company controlled by relative of Hengtai's CEO
Yang, Yung Li	Owner of Hengtai
Shau, Jen Heng	Owner and CEO of Hengtai
Qinba Taxus Association	An Organization controlled by the Company

Due to related parties

	December 31	December 31
Name	2010	2009

Hanzhong Bashan God Grass Biological Development Co., Ltd.	$-	$3,540
Yang, Yung Li	76,762	14,156
Shau, Jen Heng	14,720	90,083
Total	$91,482	$107,779

"Due to related parties" represents loans payable that are unsecured, and have no fixed terms of repayment, and are therefore deem payable on demand. Approximately $63,500 of due to Shau, Jen Heng is subject to interest and the interest rate is from 10%~15%. Other due to related parties is not interest bearing.

Other receivables-related parties

	December 31	December 31
Name	2010	2009

Hanzhong Bashan God Grass Biological Development Co., Ltd.	$24,674	$-
Qinba Taxus Association	4,552	-
Total	$29,226	$-

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

19.           Operating Lease Commitment

The Company leases land under operating leases which are for 3-30 years and, expire beginning on April 30, 2011. The rents were $7,082, $8,821 for the years ended December 31, 2010 and 2009, respectively. They are broken down as follows:

	For the Years Ended
	Deceember 31,
	2010	2009

Cost	$7,082	$8,821
Operating expenses	-	-
Total	$7,082	$8,821

Future minimum lease payments for operating leases with initial or remaining non-cancelable terms in excess of one year are as follows:

Year ending December 31,

2011	$34,270
2012	34,270
2013	34,270
2014	34,270
2015	34,270
$171,350

20.           Business Combination

On July 15, 2010, the Company merged with Financial International (Hong Kong) Holdings Co. (“FIHK”). Pursuant to a Share Exchange Agreement, the Company issued 100,000,000 shares of common stock and Convertible Note in the principal amount of $1.0 million, which note is convertible into 68,000,000 shares of the Company’s common stock for all of the outstanding share capital of FIHK.

For accounting purposes, the merger has been treated as a recapitalization of the Company by FIHK. Accordingly, the financial results presented for all periods prior to the merger date are those of FIHK. This evaluation was conducted pursuant to generally accepted accounting standards as the former FIHK shareholder has majority control of the Company subsequent to the merger through majority voting interest, and controls the majority of all management decisions. FIHK equity structure has been restated to adopt the equity structure of the Company. As of the merger date, the financial statements include the combined operating results, assets and liabilities of the Company and FIHK.

Pro Forma Information

The following consolidated pro forma financial information presents the combined results of operations of the Company and FIHK for the years ended December 31, 2010 and 2009 as if the reverse merger had occurred as of the beginning of the period being reported on.

	For the Years Ended
	December 31,
	2010	2009

Revnue	$1,183,939	$193,453
Net Loss	645,806	242,977
Basic and Diluted Loss Per Common Share	$0.00	$0.00

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

(a)  On January 23, 2008, we dismissed Kempisty & Company, Certified Public Accountants, as our independent registered public accounting firm. Kempisty & Company, had been our independent registered public accounting firm for and reviewed our balance sheets for the quarters ended June 30, 2007 and September 30, 2007 and the related consolidated statements of operations, cash flows and stockholders' equity (deficit) for the quarters then ended. All of the foregoing unaudited consolidated financial statements are hereinafter collectively referred to as the “consolidated financial statements.” The review performed by Kempisty & Company of the consolidated financial statements for the two quarters contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, scope or accounting principles. The dismissal of Kempisty & Company was approved unanimously by the Board of Directors.

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

(b)  On January 23, 2008, we engaged Turner, Stone & Company, Certified Public Accountants, as our independent registered public accounting firm. We had not consulted with Turner, Stone regarding the application of accounting principles to any contemplated or completed transactions nor the type of audit opinion that might be rendered on our financial statements, and neither written nor oral advice was provided that would be an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issue.

(c)  On April 16, 2008, we terminated Turner Stone & Company as our independent registered public accounting firm because Turner, Stone failed to complete the our 2007 audit on a timely basis. The dismissal of Turner, Stone was approved unanimously by the Board of Directors. Additional disclosure with respect to this dismissal is contained in a Form 8-K filed with the Commission on April 23, 2008 and in a Form 8-K/A filed with the Commission on May 8, 2008.  The disclosure required by Item 3.04 of Regulation S-K is not applicable in as much as Turner Stone & Company was terminated before they completed an audit of our financial statements.

(e)  On April 16, 2008, we engaged MaloneBailey, LLP as our independent registered public accounting firm. We had not consulted with Malone & Bailey regarding the application of accounting principles to any contemplated or completed transactions, nor the type of audit opinion that might be rendered on our financial statements, and neither oral nor written advice was provided that would be an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issue.

(f)  On August 2, 2010, CHFY dismissed MaloneBailey, LLP (“MaloneBailey”) as our independent registered public accounting firm.  For the years ended December 31, 2008 and 2009, MaloneBailey issued an audit report on the our consolidated balance sheets as of December 31, 2008 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. The report of MaloneBailey on the foregoing financial statements did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to any uncertainty, audit scope or accounting principles, except for an explanatory paragraph related to our ability to continue as a going concern.

In addition, MaloneBailey reviewed management’s prepared consolidated financial statements for us for the quarter ended March 31, 2010.

During the years ended December 31, 2008 and 2009, and from January 1, 2010 through July 30, 2010, (i) there were no disagreements between us and MaloneBailey on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of MaloneBailey would have caused MaloneBailey to make reference to the subject matter of disagreement in connection with its reports on our financial statements, and (ii) there were no reportable events as that term is described in Item 304(a)(1)(iv) of Regulation S-K.

(g)  On August 2, 2010, we engaged Yichien Yeh, CPA (“Yeh”) as our new independent registered public accounting firm.  During the two years ended December 31, 2008 and 2009, and from January 1, 2010 to August 2, 2010, we did not consult with Yeh regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements.  Our Board of Directors recommended, authorized, and approved the decision to dismiss MaloneBailey as our independent registered public accounting firm and to engage Yeh to serve as our independent registered public accounting firm on August 2, 2010.

Item 9A.    Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer, Yuan Tian (“CEO”) and Chief Financial Officer, Man Ha (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules, regulations and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Controls

During the quarter ended December 31, 2010, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding the members of our board of directors and our executive officers and other significant employees as of December 31, 2010. All directors hold office for one-year terms until the election and qualification of their successors. Officers are elected annually by the board of directors and serve at the discretion of the board.

Name	Age	Position
Tian, Yuan	38	CEO and Director
Han, Degong	56	President, Secretary and Director
Ha, Man	49	CFO, Treasurer and Director

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

Backgrounds of Directors and Officers

Yuan TIAN, Chief Executive Officer and Director - 38

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

Degong HAN, President, Secretary and Director - 56

Mr. Han used to work in YiChun Xinqing Forestry Bureau as a supervisor of the sales department in 1979. After 4 years, he was promoted to the position of administrator and in 1995 Han became the senior manager of the forestry bureau. In August 1990, Han achieved the Reward Degree of Forestry Studies.  From 1996 to 2003, Han began to research the innovation of the forestry industry. And from 2004, he founded Harbin Senrun Forestry Development Limited.

Man HA, Chief Financial Officer, Treasurer and Director- 49

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

Meetings of Our Board of Directors

The Registrant’s Board of Directors took all actions by unanimous written consent without a meeting during the fiscal year ended December 31, 2010.

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

Family Relationships

There are no familial relationships between or among our officers and directors.

No Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

—	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

—	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

—
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

—
being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance Reporting

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 31, 2010. The Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Company’s common stock. In making this statement, the Company has relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

Code of Ethics

The Company adopted a Code of Ethics that applies to the Company’s principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as other employees (the "Code of Ethics"), a copy of which is attached as Exhibit 10.1 to our Form 8-K filed on December 19, 2008. The Code of Ethics is designed with the intent to deter wrongdoing, and to promote the following:

—	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships
—
Full, fair, accurate, timely and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer

—	Compliance with applicable governmental laws, rules and regulations
—	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code
—	Accountability for adherence to the code

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

SUMMARY COMPENSATION TABLE

Name of Officer	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total

Tian, Yuan*	2010	--	--	--	--	--	--	--	--
	2009	--	--	--	--	--	--	--	--
	2008	--	--	--	--	--	--	--	--
Han, Degong*	2010	--	--	--	--	--	--	--	--
	2009	--	--	--	--	--	--	--	--
	2008	- -	--	--	--	--	--	--	- -

*	Management has devoted their services to the Company’s development in these years, and agreed to receive no salaries or other compensation until the Company makes a profit.

Option Grants in Last Fiscal Year

There were no options granted to any of the named executive officers during the year ended December 31, 2010.

During the year ended December 31, 2010, none of the named executive officers exercised any stock options.

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

Compensation of Directors

We did not pay our directors any compensation for services rendered as a director in the year ended December 31, 2010.

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

Change of Control

As of December 31, 2010, we had no pension plans or compensatory plans or other arrangements which provide compensation on the event of termination of employment or change in control of us.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the information concerning the number of shares of our common stock beneficially owned as of December 31, 2010 by: (i) each of our directors, (ii) each of our named executive officers and (iii) owners of 5% or more of our common shares. There was no other person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Except as otherwise specified below, the address of each beneficial owner listed below is Room 517, No. 18 Building, Nangangjizhoing District, Hi-Tech Development Zone, Harbin, Heilongjiang Province, People’s Republic of China.

Title of Class(1)	Name	Number of Shares Owned	Percent of Voting Power

Other Principal Stockholders (5%)

Common	Bin Li(2)	57,600,000	28.8%
Common	Shengli Liu(3)	86,400,000	43.2%

Directors and Executive Officers percentages will change up and down column

Common	Yuan Tian, CEO and Director	0	0%
Common	Degong Han, President, Secretary and Director	9,000,000	4.5%
Common	Man Ha, CFO, Treasurer and Director	9,513,743	4.8%
Common	All Officers and Directors as a Group (3 persons)	18,513,743	9.3%

(1)
For purposes of the calculations in this table, there are 200,000,000 issued and outstanding shares of Common Stock because 44,000,000 of the shares underlying the $1.0 million convertible promissory note are deemed to be beneficially owned.

(2)
Bin Li is the beneficial owner of 40,000,000 shares of Common Stock, and a 40% interest in the principal amount of a $1.0 million convertible promissory note, which currently entitles him to convert his principal amount into 17,600,000 shares of Common Stock.

(3)
Shengli Liu is the beneficial owner of 60,000,000 shares of Common Stock, and a 60% interest in the principal amount of a $1.0 milliion convertible promissory note, which currently entitles him to convert his principal amount into 26,400,000 shares of Common Stock.

Item 13.    Certain Relationships, Related Transactions, and Director Independence

Bin Li and Shengli Liu are the Company’s stockholders to whom $1,000,000 convertible promissory note was issued on July 15, 2010. The note bears a 10% annual interest and is convertible into 68,000,000 shares to the Company’s common stock.  However, since the Company only has 200,000,000 shares of common stock authorized, the note is only convertible into 44,000,000 shares.  At such time as the authorized common stock is increased, it will be fully convertible into the agreed upon 68,000,000 shares.  On December 31, 2010, the unpaid principal is $1,000,000 and for the year ended December 31, 2010, the interest expense for this note was $46,301.

Except for the transactions described above, there are no proposed transactions and no transactions during the past two years to which the Company was (or is) a party, and in which any officer, director, or principal stockholder, or their affiliates or associates, was also a party.

Director Independence

Our securities are quoted on the OTCQB tier of OTC Markets Group inter-dealer quotation and trading system, which does not have any director independence requirements.  Once we engage further directors and officers, we will develop a definition of independence and examine the composition of our Board of Directors with regard to this definition.

Item 14.    Principal Accounting Fees and Services.

Audit and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our auditors for the audit of our annual financial statements for the years ended December 31, 2010 and December 31, 2009 and any other fees billed for other services rendered by our auditors during these periods.

Yichien Yeh, CPA
Year ended December 31, 2010
Audit fees		$40,000
Audit-related fees	$
Tax fees	$
All other fees	$
Total		$40,000

MaloneBailey, LLP
Year ended December 31, 2009
Audit fees		$24,000
Audit-related fees	$
Tax fees	$
All other fees	$
Total		$24,000

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

10.2	Share Exchange Agreement by and between China Forestry, Inc., Financial International (Hong Kong) Holdings Co. Ltd., LIU, Shengli, LI, Bin, and Hanzhong Hengtai Bio-Tech Limited (3)
10.3	Operating Agreement by and among China Forestry, Inc., Financial International (Hong Kong) Holdings Co. Ltd., LIU, Shengli, LI, Bin, and Hanzhong Hengtai Bio-Tech Limited (4)
10.4	Sale and Purchase Agreement between China Forestry, Inc. and Land Synergy Limited (5)
21.1	List of Subsidiaries
Financial International (Hong Kong) Holdings Co. Limited
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

(1)	Incorporated by reference from Exhibit 3 to Patriot Investment Corporation’s Form 10-SB12G filed with the Commission on April 13, 1999.
(2)	Included as an exhibit to our Form 8-K filed with the Commission on July 2, 2007.
(3)	Included as an exhibit to our Form 8-K filed with the Commission on June 16, 2010.
(4)	Included as an exhibit to our Form 8-K filed with the Commission on July 16, 2010.
(5)	Included as an exhibit to our Form 8-K filed with the Commission on December 17, 2010.
(6)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA FORESTRY, INC.

Date : March 31, 2011	By:	/s/ Yuan Tian
Yuan Tian
Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name and Title	Date

/s/ Yuan Tian	March 31, 2011
Yuan Tian, Chief Executive Officer and Director (principal executive officer)

/s/ Man Ha	March 31, 2011
Man Ha Chief Financial Officer and Director (principal financial officer and accounting officer)