Form 10-Q
period 2011-03-31
CHINA FORESTRY INC
filed 2011-05-13
CIK 805729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the transition period from______ to ______

Commission File Number 0-25765

CHINA FORESTRY, INC.
(Exact name of Registrant as specified in its charter)

Nevada	87-0429748
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Economic Development Zone of Hanzhong City,
Shaan’xi Province, The People’s Republic of China
(Address of principal executive offices)

(011) (86) 29-85257870
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: May 12, 2011, 156,000,000 shares.

CHINA FORESTRY, INC.

Form 10-Q for the period ended March 31, 2011

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$96,943	42,333
Restricted cash (Note 10)	29,015	28,833
Accounts receivable, net (Note 5)	63,428	99,216
Other receivables	51,898	51,090
Other receivables-related parties (Note 16)	53,711	29,226
Inventories (Note 6)	1,230,359	1,207,846
Prepayment (Note 7)	59,181	29,786
Total Current Assets	1,584,535	1,488,330

Property, plant and equipment, net (Note 8)	30,263	13,359
Intangible assets (Note 9)	9,585	9,561
Total Assets	$1,624,383	1,511,250

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term loans (Note 10)	$966,648	1,015,530
Accounts payable	26,005	35,196
Other payables	50,517	49,822
Due to related parties (Note 16)	152,525	91,482
Accrued expenses	82,453	98,198
Interest payable	175,092	132,665
Advance from customers	44,007	56,911
Long-term loans due within one year (Note 11)	76,391	75,912
Total Current Liabilities	1,573,638	1,555,716
Convertible promissory note-shareholders (Note 12)	1,000,000	1,000,000
Total Liabilities	2,573,638	2,555,716

Shareholders' Equity (Deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized,
156,000,000 shares issued and outstanding	156,000	156,000
Additional Paid-in Capital	1,287,640	1,287,640
Accumulated Deficit	(2,586,235)	(2,680,580)
Accumulated other comprehensive income	193,340	192,474
Shareholders' Equity (Deficit)	(949,255)	(1,044,466)
Total Liabilities and Shareholders' Equity	$1,624,383	1,511,250

See Notes to Consolidated Financial Statements

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2011	2010

Revenue
Net sales	$530,989	$45,162

Cost of Godds Sold	(420,134)	(39,699)
Gross Profit	110,855	5,463

Operating Expenses
Selling expenses	8,369	-
General and administrative expenses (Note 13)	67,762	18,296
Total operating expenses	76,131	18,296
Loss from operations	34,724	(12,833)

Other Income (Expenses)
Interest expense	(54,069)	(22,415)
Other income	113,690	9,735
Total other income (expenses)	59,621	(12,680)

Loss before income taxes	94,345	(25,513)
Income taxes	-	-
Net Income (Loss)	$94,345	$(25,513)

Net Loss per share - basic and diluted	$0.00	$0.00

Weighted average shares outstanding- basic and diluted	156,000,000	100,000,000

See Notes to Consolidated Financial Statements.

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2011	2010

Operating Activities:
Net income (loss)	$94,345	$(25,513)
Adjustments to reconcile income (loss) to net cash provided by operations

Depreication	915	691
Provision for bad debts	3,366	-
Amortization of intangible assets	48	47
Gain on disposal of property, plant and equipment	(608)	(3,864)
Changes in operating assets and liabilities:
Restricted cash	(182)	(4)
Accounts receivable, net	35,788	4,642
Other receivables	(3,894)	(21,842)
Inventories	(14,817)	(12,223)
Prepayment	(29,395)	7,235
Accounts payable	(9,190)	299
Other payables	694	7,732
Accrued expenses	(15,745)	870
Interest payable	42,427	9,224
Advance from customers	(12,904)	19,118
Net cash provided by (used in) operating activities	90,848	(13,588)

Investing Activities
Purchase of properties, plant and equipment	(22,818)	-
Proceeds from disposal of properties, plant and equipments	608	7,031
Proceeds from sale of capital share of subsidiary	-	-
Net cash provided by (used in) investing activities	(22,210)	7,031

Financing Activities
Proceeds from related parties	61,043	10,273
Repayment to related parties	(24,765)	-
Repayment of loans	(48,403)	(4,948)
Net cash provided by (used in) financing activities	(12,125)	5,325

Effect of exchange rate changes on cash	(1,903)	(1,416)

Increase(decrease) in cash	54,610	(2,648)
Cash at beginning of period	42,333	8,240
Cash at end of period	$96,943	$5,592

Supplemental disclosure of cash flow information
Interest paid	$80,183	$13,200
Income taxes paid	$-	$-

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

On July 15, 2010, the Company closed the transactions contemplated by the Share Exchange Agreement and acquired Financial International (Hong Kong) Holdings Co. (“FIHK”), a company organized and existing under the laws of the Hong Kong SAR of the People’s Republic of China on January 8, 2009, as its wholly owned subsidiary. FIHK has entered into a series of contractual obligations with Hanzhong Hengtai Bio-Tech Limited (“Hengtai”), a company incorporated under the laws of the People’s Republic of China (“China”) that is engaged in the plantation and sale of garden plants used in landscaping, such as Chinese Yews of the types Taxus chinensis var. mairei and Taxus media, as well as the holders of 100% of the voting shares of Hengtai.

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

On December 14, 2010, following the resolution of the Board of Directors to terminate the timber business, the Company sold share 100% of the share capital of Jin Yuan for $2,000. There was loss of $640,786 from this deposal.

2.      GOING CONCERN

As reflected in the accompanying financial statements, the Company has accumulated deficits of $2,586,235 at March 31, 2011. The Company’s owners have funded the losses and cash shortfalls allowing management to develop sales and contingencies plans. The Company is also arranging for additional funding. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.      Basis of Preparation

The accompanying financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("US GAAP").  All significant intercompany accounts and transactions have been eliminated in consolidation.

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto contained in its report on Form 10-K for the year ended December 31, 2010.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at March 31, 2011, and the results of its operations and cash flows for the three month periods ended March 31, 2011 and 2010. The results of operations for the period ended March 31, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

n.      Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period.  Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  At March 31, 2011, the Company had no common stock equivalents that could potentially dilute future earnings per share; however, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to the Company’s net loss.

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

The consolidated financial statements of the Company are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation,” codified with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency consolidated financial statements into U.S. dollars are included in determining comprehensive income. At March 31, 2011 and December 31, 2010, the cumulative translation adjustments of $193,340 and $192,794, respectively, were classified as items of accumulated other comprehensive income (loss) in the stockholders’ equity section of the balance sheet. For the three months ended March 31, 2011 and 2010, other comprehensive income (loss) was $866 and ($20), respectively.

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the consolidated financial statements were as follows:  As of March 31, 2011 and December 31, 2010, the Company used the period-end rates of exchange for assets and liabilities of $1 to RMB6.5484 and $1 to RMB6.5897, respectively. For the three months ended March 31, 2011 and 2010, the Company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1 to RMB6.5828 and $1 to RMB6.8270, respectively. The Company used historical rates for equity.

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

s.      Recently Issued Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force,” that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding the application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. For the Company, ASU No. 2009-13 is effective beginning January 1, 2011. The Company elected to adopt the provisions of this standard prospectively to new or materially modified arrangements beginning on the effective date. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force,” that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance:  the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). For the Company, ASU No. 2009-14 is effective beginning January 1, 2011. The Company elected to adopt the provisions of this standard prospectively to new or materially modified arrangements beginning on the effective date. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

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

4.      SIGNIFICANT CONCENTRATIONS

Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist of cash and accounts receivable as of March 31, 2011 and December 31, 2010. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

The major part of the Company’s cash at March 31, 2011 and December 31, 2010 is maintained at one financial institution in the PRC which does not provide insurance for amounts on deposit.  The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

Geographic Concentration

For three months ended March 31, 2011 and 2010 the Company’s sales were mainly made to customers located in the PRC. In addition, total accounts receivables as of March 31, 2011 and December 31, 2010 also arose from customers located in the PRC.

Customer Concentration

In 2009, the Company changed its sales strategy by switching the focused product in the market. This change resulted in concentration on certain customers for the Company’s sales. The following table sets forth information as to the revenue derived from those customers that accounted for more than 10% of our revenue for the three months ended March 31, 2011 and 2010:

	For the Three Months Ended		For the Three Months Ended
	March 31, 2011		March 31, 2010
	Amount %		Amount %
Cheng Junhui	$61,339	12%
Zhenhua Biological Technology Co., Ltd.			6,151	14%

5.      ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	March 31	December 31
	2011	2010

Accounts receivable	$63,428	$99,216
Less: Allowance for doubtful accounts	-	-
Accounts receivable, net	$63,428	$99,216

6.      INVENTORIES

Inventories consist of the following:

	March 31	December 31
	2011	2010

Inventories	$1,230,359	$1,207,846
Less: Allowance for obsolescence	-	-
Inventories, net	$1,230,959	$1,207,846

7.      PREPAYMENT

As of December 31, 2010 and 2009 and as of March 31, 2011 and December 31, 2010, the Company made prepayment for rental of land and advance to suppliers for $59,181 and $29,786, respectively.

8.      PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment consist of the following:

	March 31	December 31
	2011	2010

Buildings	$18,084	$17,970
Machinery and equipment	488	-
Transportation equipment	66,270	81,277
Office equipment	10,960	8,778
	95,802	108,025
Less: Accumulated depreciation	(80,270)	(94,666)
Add: Construction in process	14,731	-
Property, plant, and equipment, net	$30,263	$13,359

The depreciation was $915 and $691 for the three months ended March 31, 2011 and 2010, respectively. They are broken down as follows:

	For the Three Months Ended
	March 31,
	2011	2010

Cost	$159	$480
Operating expenses	756	211
Total	$915	$691

9.      INTANGIBLE ASSETS

Intangible assets consist of the following:

	March 31	December 31
	2011	2010

Land use right	$11,148	$11,078

Less: Accumulated amortization	(1,563)	(1,517)
Intangible assets, net	$9,585	$9,561

The amortization for land use right was $48 and $47 for the three months ended March 31, 2011 and 2010, respectively. They are broken down as follows:

	For the Three Months Ended
	March 31,
	2011	2010

Cost	$48	$47
Operating expenses	-	-
Total	$48	$47

As of March 31, 2011 and December 31 2010, land use right of the Company, was pledged as collateral under certain loan agreements (see Note 10)

10.      SHORT-TERM LOANS

Short-term loans consist of the following:

March 31, 2011

	Loan Amount	Duration	Annual Interest Rate	Collateral
Agricultural Development Bank of China-Hanzhong Branch	$554,334	2009.9.8-2010.9.7	8.51%	737 mu (491,357.9 square meters) of forest land use right
Chang'An Bank-Hanzhong Branch	213,793	2007.7.9- 2008.7.8	15.77%	Credit loan
	768,127
Loans from indivduals	198,521
	$966,648

December 31, 2010

	Loan Amount	Duration	Annual Interest Rate	Collateral
Agricultural Development Bank of China-Hanzhong Branch	$576,658	2009.9.8-2010.9.7	6.51%	737 mu (491,357.9 square meters) of forest land use right
Chang'An Bank-Hanzhong Branch	227,628	2007.7.9- 2008.7.8	15.77%	Credit loan
	804,286
Loans from indivduals	211,244
	$1,015,530

Interest expense for short-term loans and due to related parties was $28,955 and $21,861 for the three months ended March 31, 2011 and 2010, respectively.

Forest land use right secured for short-term loans is use right of 737 MU (491,357.9square meters) forest land granted from government with carrying value as the followings:

	March 31	December 31
	2011	2010

Land use right	$351	$310

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

For the loan from Agricultural Development Bank of China-Hanzhong Branch, compensating balance is required. As of March 31, 2011 and December 31, 2010, compensating balance was $29,015 and $28,833, respectively. The compensating balance is classified as restricted cash.

11.      LONG-TERM LOANS

Long-term loans consist of the following:

March 31, 2011

	Loan Amount	Duration	Annual Interest Rate	Collateral
The Bureau of Finance of Chenggu County	$76,391	2006.3.9 - 2010.11.30	2.40%	Credit Loan
Less: principal due within one year	(76,391)
	$-

December 31, 2010

	Loan Amount	Duration	Annual Interest Rate	Collateral
The Bureau of Finance of Chenggu County	$75,912	2006.3.9 - 2010.11.30	2.40%	Credit Loan
Less: principal due within one year	(75,912)
	$-

Total Interest expense for long-term loans was $456 and $554 for the three months ended March 31, 2011 and 2010, respectively.

The loan is currently past due and the related interest expense has been accrued. The Company is subject to related penalty from the Bureau of Finance of Chenggu County due to default.

12.      CONVERTIBLE PROMISSORY NOTE-SHAREHOLDERS

The $1,000,000 convertible promissory note was issued to FIHK’s prior shareholders to execute Shares Exchange Agreement between the Company and FIHK on July 15 2010. The note is convertible into 68,000,000 shares of the Company’s common stock. The note bears a 10% annual interest rate and its principal and accrued interest are due on June 10, 2015 or on such earlier date that the note is converted. For the three months ended March 31, 2011, the interest expense for this note was $24,658.

13.      GERNERAL AND ADMINISTRATIVE

For the three months ended March 31, 2011 and 2010, the amount of general and administrative expenses mainly composed of the following events:

	For the Three Months Ended
	March 31,
	2011	2010

Office expense	$6,208	$1,441
Salary and welfare	17,468	2,636
Employee insurance	4,004	2,795
Audit and accounting	5,548	1,140
Legal service fee	4,019	732
Entertainment fee	9,280	1,471
Depreciation expense	756	211
Bad debts expense	3,366	-
Others	17,113	7,870
Total	$67,762	$18,296

14.      CHINA CONTRIBUTION PLAN

Full time employees of the Company participate in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company’s subsidiaries to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly basic compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond its monthly contribution. For the three months ended March 31, 2011 and 2010, the total provisions for such employee benefits were $4,004 and $2,795, respectively.

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

16.      RELATED PARTY TRANSACTION

All transactions associated with the following companies or individuals are considered to be related party transactions.

Name	Relationship

Hanzhong Bashan God Grass Biological Development Co., Ltd.	A company controlled by relative of Hengtai's CEO
Yang, Yung Li	*Previous owner of Hengtai
Shau, Jen Heng	CEO and *previous owner of Hengtai
Xian Qiying Bio-Tech Limited	*Owner of Hengtai
Qinba Taxus Association	An organization controlled by the Company

*In September 2010, Xian Qiying Bio-Tech Limited acquired 100% capital of Hengtai from previous owners.

Due to related parties

	March 31	December 31
Name	2011	2010

Yang, Yung Li	$77,246	$76,762
Shau, Jen Heng	57,779	14,720
Xian Qiying Bio-Tech Limited	17,500	-
Total	$152,525	$91,482

"Due to related parties" represents loans payable that are unsecured, and have no fixed terms of repayment, and are therefore deem payable on demand. Approximately $63,500 of due to Shau, Jen Heng is subject to interest and the interest rate is from 10%~15%. Other due to related parties is not interest bearing.

Other receivables-related parties

	March 31	December 31
Name	2011	2010

Hanzhong Bashan God Grass Biological Development Co., Ltd.	$53,711	$24,674
Qinba Taxus Association	-	4,552
Total	$53,711	$29,226

17.      CONTINGENCIES, RISKS AND UNCERTAINTIES

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

18.      OPERATING LEASE COMMITMENT

The Company leases land under operating leases which are for 3~30 years and, expire beginning on April 30, 2011. The rents were $16,283, $1,756 for the three months ended March 31, 2011 and 2010, respectively. They are broken down as follows:

	For the Three Months Ended
	March 31,
	2011	2010

Cost	$16,283	$1,756
Operating expenses	-	-
Total	$16,283	$1,756

Future minimum lease payments for operating leases with initial or remaining noncancelable terms in excess of one year are as follows:

Year ending December 31,

2011	$34,486
2012	34,486
2013	34,486
2014	34,486
2015	34,486
$172,430

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

Chinese Yew is the major product of Hengtai and the company plants two types that carry the biological names Taxus chinensis var. mairei and Taxus media.  Currently, they take up approximately 28% of the planting area of the company.

Hengtai currently has 36 full-time employees, including 6 members of management, 12 agricultural experts, 15 employees in sales and marketing, and 3 administrative employees.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements included in this report and is qualified in its entirety by the foregoing.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition presented in this section are based upon our audited financial statements, which have been prepared in accordance with the generally accepted accounting principles in the United States. During the preparation of the financial statements, we were required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to investments, fixed assets, income taxes and other contingencies. We base our estimates on historical experience and on various other assumptions that we believes are reasonable under current conditions. Actual results may differ from these estimates under different assumptions or conditions.

Financial Instruments

The carrying amount reported in the balance sheet for cash, accounts receivable, inventory, other receivables, short-term loans, accounts payable, other payables, accrued expenses, interest payable and long-term loans approximate fair value because of the immediate or short-term maturity of these financial instruments.

Fair Value Accounting

We adopted the standard “Fair Value Measurements,” codified with ASC 820 and effective January 1, 2008.  The provisions of ASC 820 are to be applied prospectively.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and demand deposits with banks. Cash deposits with banks are held in financial institutions in China, which has no federally insured deposit protection. Accordingly, we have a concentration of credit risk related to these uninsured deposits.

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

Inventories

Inventories are stated at the lower of cost, as determined on a standard cost basis, or net present value.  Costs of inventories include purchase and related costs incurred in bringing the products to their present location and condition. Management also regularly evaluates the composition of our inventories to identify slow-moving and obsolete inventories to determine if a valuation allowance is required.

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

Land use right           30-70 years

Impairment of Long-Lived Assets

We account for impairment of plant and equipment and amortizable intangible assets in accordance with the standard, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of,” codified with ASC 360, which requires the Group to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value.

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

Revenue Recognition

We generate revenues from the sales of plants, such as Taxus mairei and etc. Sales are recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured.  Sales are presented net of value added tax (VAT). No return allowance is made as products returns are insignificant based on historical experience.

Income Taxes

We account for income taxes in accordance with the standard, "Accounting for Income Taxes," codified with ASC 740. ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years.  Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Group is able to realize their benefits, or that future deductibility is uncertain.

Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period.  Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  At March 31, 2011, we had no common stock equivalents that could potentially dilute future earnings per share; however, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to our net loss.

Segment Information

The standard, “Disclosures about Segments of an Enterprise and Related Information,” codified with ASC 280, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. We believe that we operates in one business segment (research, development, production, marketing and sales) and in one geographical segment (China), as all of our current operations are carried out in China.

Foreign Currency Translation

Our functional currency is Chinese Renminbi (“RMB”) and our reporting currency is the U.S. dollar. Transactions denominated in foreign currencies are translated into U.S. dollars at the exchange rate in effect on the date of the transactions. Exchange gains or losses on transactions are included in earnings.

Our consolidated financial statements are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation,” codified with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency consolidated financial statements into U.S. dollars are included in determining comprehensive income. At March 31, 2011 and December 31, 2010, the cumulative translation adjustments of $193,340 and $192,794, respectively, were classified as items of accumulated other comprehensive income (loss) in the stockholders’ equity section of the balance sheet. For the three months ended March 31, 2011 and 2010, other comprehensive income (loss) was $866 and ($20), respectively.

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the consolidated financial statements were as follows: As of March 31, 2011 and December 31, 2010, we used the period-end rates of exchange for assets and liabilities of $1 to RMB6.5484 and $1 to RMB6.5897, respectively. For the three months ended March 31, 2011 and 2010, we used the period’s average rate of exchange to convert revenues, costs, and expenses of $1 to RMB6.5828 and $1 to RMB6.8270, respectively. We used historical rates for equity.

Related Parties

A party is considered to be related to us if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with us.  Related parties also include our principal owners, our management, members of the immediate families of our principal owners and our management and other parties with which we may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Net Sales

We had net sales of $530,989 for the three months ended March 31, 2011 as compared to $45,162 for the three months ended March 31, 2010, an increase of $485,827 or approximately 1,076%.  This result is a function of increased sales to major customers by our subsidiary Hengtai.

Cost of Sales and Gross Profit

For the three months ended March 31, 2011, cost of sales amounted to $(420,134) as compared to cost of sales of $(39,699) for the three months ended March 31, 2010. We attribute the rise in cost of sales to the increase in the amount of goods sold.  Gross profit for the three months ended March 31, 2011 was $110,855, as compared to $5,463 for the three months ended March 31, 2010.

Operating Expenses

For the three months ended March 31, 2011, total operating expenses were $76,131 as compared to $18,296 for the three months ended March 31, 2010, an [increase] of $57,835, or approximately 316%.  This result was mainly due to an increase of $49,466 in general and administrative expenses and an increase in selling expenses of $8,369.

For the three months ended March 31, 2011, interest expense was $(54,069) as compared to $(22,415) for the three months ended March 31, 2010. For the three months ended March 31, 2011, total other income was $59,621 as compared to total other expenses of $(12,680) for the three months ended March 31, 2010.  The increase in other income for the three month period ended March 31, 2011 was attributable to income from waiver of VAT tax.

As a result of these factors, we reported net income of $94,345 or $0.00 per share for the three months ended March 31, 2011, as compared to a net loss of $(25,513) or $0.00 per share for the same period in 2010. The increase in net income was attributable to higher gross profit from increased sales.

Liquidity and Capital Resources

At March 31, we had cash and cash equivalents of $96,943.

Net cash provided by operating activities for the three months ended March 31, 2011 was $90,848 as compared to net cash used in operating activities of $13,588 for the three months ended March 31, 2010. For the three months ended March 31, 2011, we had net income of $94,345, our inventories increased by $14,817, accounts payable decreased by $9,190, accounts receivable decreased by $35,788, other receivables increased by $3,894, prepayments increased by $29,395, accrued liabilities and other current liabilities increased by $14,472, offset by non-cash items such as depreciation and amortization of $963, provision for bad debts of $3,366 and gain on disposal of property, plant and equipment of $608. For the three months ended March 31, 2010, we used cash to fund our loss of $25,513, our inventories increased by $12,223, accounts receivable decreased by $4,642, other receivables increased by $21,842, prepayments decreased by $7,235, accounts payable increased by $299, accrued expenses and other current liabilities increased by $36,944, offset by non-cash items such as depreciation and amortization of $738 and gain on disposal of property, plant and equipment of $3,864,

Net cash used in investing activities for the three months ended March 31, 2011 was $22,210 as compared to $7,031 net cash provided by investing activities for the three months ended March 31, 2010.  For the three months ended March 31, 2011 and 2010, we used cash of $22,818 and $0 for purchase of property and equipment, respectively. For the three months ended March 31, 2011, we received net proceeds of $608 from the disposal of property, plant and equipment compared to $7,031 for the corresponding period in 2010.

Net cash used in financing activities for the three months ended March 31, 2011 was $12,125 as compared to net cash provided by financing activities for the three months ended March 31, 2010 of $5,325. For the three months ended March 31, 2011, we received proceeds of $61,043 from related parties and repaid $24,765 to related parties. We also made repayment of $48,403 for loans. For the three months ended March 31, 2010, we received proceeds of $10,273 from related parties, offset by repayment for loans of $4,948

We have not generated sufficient cash flows from operations. If we do not generate enough revenues from the sales of our products to meet our cash needs, we will need other financing to continue to operate. As we work to increase sales of our products, we expect to increase cash flows from operations.  However, we may choose at any time to raise capital through private debt or equity financing to strengthen our financial position and facilitate growth.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements at March 31, 2011.

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force,” that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding the application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. For us, ASU No. 2009-13 is effective beginning January 1, 2011. We elected to adopt the provisions of this standard prospectively to new or materially modified arrangements beginning on the effective date. The adoption of this standard did not have a material impact on our consolidated results of operations or financial condition.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force,” that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance:  the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). For us, ASU No. 2009-14 is effective beginning January 1, 2011. We elected to adopt the provisions of this standard prospectively to new or materially modified arrangements beginning on the effective date. The adoption of this standard did not have a material impact on our consolidated results of operations or financial condition.

In January 2010, the FASB issued ASU No. 2010-6, “Improving Disclosures About Fair Value Measurements”, that amends existing disclosure requirements under ASC 820 by adding required disclosures about items transferring into and out of Levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchases, sales, issuances, and settlements relative to Level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. For us, this ASU is effective for the first quarter of 2010, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective beginning the first quarter of 2011. Since this standard impacts disclosure requirements only, its adoption will not have a material impact on our consolidated results of operations or financial condition.

In April 2010, the FASB issued ASU No. 2010-17, Milestone Method of Revenue Recognition— a consensus of the FASB Emerging Issues Task Force that recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in research or development arrangements. This standard would require its provisions be met in order for an entity to recognize consideration that is contingent upon achievement of a substantive milestone as revenue in its entirety in the period in which the milestone is achieved. In addition, this ASU would require disclosure of certain information with respect to arrangements that contain milestones. For us, this standard would be required prospectively beginning January 1, 2011. The adoption of this standard did not have a material impact on our consolidated results of operations or financial condition.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Credit Risk

Financial instruments which potentially expose us to concentrations of credit risk consist of cash and accounts receivable as of March 31, 2011 and December 31, 2010. We perform ongoing evaluations of our cash position and credit evaluations to ensure collections and minimize losses.

The major part of our cash at March 31, 2011 and December 31, 2010 is maintained at one financial institution in the PRC which does not provide insurance for amounts on deposit.  We have not experienced any losses in such accounts and believe we are not exposed to significant credit risk in this area.

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

ITEM 4 - CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2011, that the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended March 31, 2011, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

SIGNATURES

Pursuant to the requirements of he Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA FORESTRY, INC.
(Registrant)

May 13, 2011	/s/Yuan Tian
Yuan Tian
Chief Executive Officer
(Principal Executive Officer)

May 13, 2011	/s/Man Ha
Man Ha
Chief Financial Officer
(Principal Accounting Officer)