Form 10-Q
period 2011-06-30
CHINA FORESTRY INC
filed 2011-08-12
CIK 805729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: August 10, 2011, 156,000,000 shares.

CHINA FORESTRY, INC.

Form 10-Q for the period ended June 30, 2011

TABLE OF CONTENTS

Page

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Consolidated Balance Sheets at June 30, 2011 (Unaudited) and December 31, 2010	3

Unaudited Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010	4

Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010	5

Notes to Unaudited Consolidated Financial Statements	6 - 17

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	24

ITEM 4 - CONTROLS AND PROCEDURES	24

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS	24

SIGNATURES	25

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$58,904	42,333
Restricted cash (Note 10)	-	28,833
Accounts receivable, net (Note 5)	98,266	99,216
Other receivables	16,158	51,090
Other receivables-related parties (Note 16)	128,902	29,226
Inventories (Note 6)	1,315,214	1,207,846
Prepayment (Note 7)	57,321	29,786
Total Current Assets	1,674,765	1,488,330

Property, plant and equipment, net (Note 8)	65,377	13,359
Intangible assets (Note 9)	9,653	9,561
Total Assets	$1,749,795	1,511,250

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term loans (Note 10)	$1,067,322	1,056,377
Accounts payable	55,320	35,196
Other payables	8,100	8,975
Due to related parties (Note 16)	113,127	91,482
Accrued expenses	69,576	98,198
Interest payable	210,574	132,665
Advance from customers	48,374	56,911
Long-term loans due within one year (Note 11)	77,389	75,912
Total Current Liabilities	1,649,782	1,555,716
Convertible promissory note-shareholders (Note 12)	1,000,000	1,000,000
Total Liabilities	2,649,782	2,555,716

Shareholders' Equity (Deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 156,000,000 shares issued and outstanding	156,000	156,000
Additional Paid-in Capital	1,361,768	1,287,640
Accumulated Deficit	(2,612,756)	(2,680,580)
Accumulated other comprehensive income	195,001	192,474
Shareholders' Equity (Deficit)	(899,987)	(1,044,466)
Total Liabilities and Shareholders' Equity	$1,749,795	1,511,250

See Notes to Consolidated Financial Statements

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenue
Net sales	$337,590	$101,585	$868,579	$146,747

Cost of Goods Sold	(261,964)	(86,093)	(682,098)	(125,792)
Gross Profit	75,626	15,492	186,481	20,955

Operating Expenses
Selling expenses	16,026	2,645	24,395	2,645
General and administrative expenses (Note 13)	49,011	25,296	116,773	43,592
Total operating expenses	65,037	27,941	141,168	46,237
Loss from operations	10,589	(12,449)	45,313	(25,282)

Other Income (Expenses)
Interest expense	(81,250)	(2,803)	(135,319)	(25,218)
Other expenses	(31)	-	(31)	-
Other income	44,171	13,207	157,861	22,942
Total other income (expenses)	(37,110)	10,404	22,511	(2,276)

Loss before income taxes	(26,521)	(2,045)	67,824	(27,558)
Income taxes	-	-	-	-
Net Income (Loss)	$(26,521)	$(2,045)	$67,824	$(27,558)

Net Loss per share - basic and diluted	$0.00	$0.00	$0.00	$0.00

Weighted average shares outstanding- basic and diluted	156,000,000	100,000,000	156,000,000	100,000,000

See Notes to Consolidated Financial Statements.

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30,
	2011	2010

Operating Activities:
Net income (loss)	$67,824	$(27,558)
Adjustments to reconcile income (loss) to net cash provided by operations
Depreication	2,599	1,924
Provision for bad debts	6,036	-
Amortization of intangible assets	97	93
Loss(Gain) on disposal of property, plant and equipment	612	(3,865)
Changes in operating assets and liabilities:
Restricted cash	28,833	(187)
Accounts receivable, net	950	1,128
Other receivables	32,333	(20,174)
Inventories	(82,890)	42,383
Prepayment	(27,534)	(7,581)
Accounts payable	20,124	(3,898)
Other payables	(1,555)	7,186
Accrued expenses	(28,622)	9,653
Interest payable	77,909	852
Advance from customers	(8,537)	3,391
Net cash provided by (used in) operating activities	88,179	3,347

Investing Activities
Purchase of properties, plant and equipment	(58,949)	-
Proceeds from disposal of properties, plant and equipments	612	7,078
Loan made to related parties	(37,795)	-
Net cash provided by (used in) investing activities	(96,132)	7,078

Financing Activities
Proceeds from short-term and long-term loans	67,946	5,220
Proceeds from related parties	37,500	3,044
Repayment to related parties	(15,856)	(5,823)
Repayment of loans	(55,524)	(4,348)
Proceeds from capital contribution	13,250	-
Net cash provided by (used in) financing activities	47,316	(1,907)

Effect of exchange rate changes on cash	(22,792)	(4,357)

Increase(decrease) in cash	16,571	4,161
Cash at beginning of period	42,333	8,240
Cash at end of period	$58,904	$12,401

Supplemental disclosure of cash flow information
Interest paid	$58,925	$24,881
Income taxes paid	$-	$-

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

The Company’s relationship with Hengtai and its shareholders is governed by a series of contractual arrangements among FIHK, Hengtai and the 100% holders of the share capital of Hengtai (the “Hengtai Shareholders”) entered on April 1, 2010. The contractual arrangements include a Consulting Services Agreement, a Business Operating Agreement, an Equity Pledge Agreement, an Exclusive Option Agreement, and a Voting Rights Proxy Agreement. Under the laws of China, the contractual arrangements constitute valid and binding obligations of the parties of such agreements. Each of the contractual arrangements and the rights and obligations of the parties thereto are enforceable and valid in accordance with the laws of China.  These contractual agreements were terminated on May 20, 2011.

On December 14, 2010, following the resolution of the Board of Directors to terminate the timber business, the Company sold 100% of the share capital of Jin Yuan for $2,000. There was loss of $640,786 from this deposal.

2.      GOING CONCERN

As reflected in the accompanying financial statements, the Company has accumulated deficits of $2,612,756 at June 30, 2011. The Company’s owners have funded the losses and cash shortfalls, allowing management to develop sales and contingency plans. The Company is also arranging for additional funding. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at June 30, 2011, and the results of its operations and cash flows for the six month periods ended June 30, 2011 and 2010. The results of operations for the period ended June 30, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

On May 20, 2011, the Board of Directors of the Company authorized the termination of variable interest entities (“VIE”) contracts. In connection with the termination of the VIE Contracts, FIHK exercised its rights under the Exclusive Option Agreement to direct Xi’An Qi Ying Bio-Tech Limited, a company organized and existing under the laws of the People’s Republic of China (“Xi’An Qi Ying”), the indirect wholly owned subsidiary of FIHK, to acquire all of the equity capital of Hengtai.  As a result, Hengtai became an indirect wholly owned subsidiary of FIHK.

The Exclusive Option Agreement was exercised in a manner that the Selling Shareholders transferred all of their equity capital in Hengtai to Xi’An Qi Ying.  At or about the same time, Spone Limited, a company organized and existing under the laws of the Hong Kong SAR of the People’s Republic of China (“Spone”), acquired all of the capital stock of Xi’An Qi Ying, so that it became a direct wholly owned subsidiary of Spone.  FIHK then acquired all of the capital stock of Spone, so that it became a direct wholly owned subsidiary of FIHK.

As a result of the termination of the VIE Contracts, Hengtai became an indirect wholly owned subsidiary of the Company, and a direct wholly owned subsidiary of Xi’An Qi Ying.  Previously, the status of Hengtai under the VIE contracts was as a company that was controlled by FIHK pursuant to contractual provisions of the VIE Contracts but whose equity capital was owned by the Selling Shareholders.

b.      Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

c.      Use of Estimates

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

d.      Financial Instruments

The carrying amount reported in the balance sheet for cash, accounts receivable, inventory, other receivables, short-term loans, accounts payable, other payables, accrued expenses, interest payable and long-term loans approximate fair value because of the immediate or short-term maturity of these financial instruments.

e.      Fair Value Accounting

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

f.      Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and demand deposits with banks. Cash deposits with banks are held in financial institutions in China, which have no federally insured deposit protection. Accordingly, the Company has a concentration of credit risk related to these uninsured deposits.

g.      Accounts Receivable

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

m.      Revenue Recognition

The Company generates revenues from the sales of plants, such as Taxus mairei and etc. Sales are recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured.  Sales are presented net of value added tax (VAT). No return allowance is made as product returns are insignificant based on historical experience.

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

o.      Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period.  Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  At June 30, 2011, the Company had no common stock equivalents that could potentially dilute future earnings per share; however, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to the Company’s net loss.

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

The consolidated financial statements of the Company are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation,” codified with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency consolidated financial statements into U.S. dollars are included in determining comprehensive income. At June 30, 2011 and December 31, 2010, the cumulative translation adjustments of $195,001 and $192,474, respectively, were classified as items of accumulated other comprehensive income (loss) in the stockholders’ equity section of the balance sheet. For the six months ended June 30, 2011 and 2010, other comprehensive income (loss) was $2,527 and ($816), respectively.

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the consolidated financial statements were as follows:  As of June 30, 2011 and December 31, 2010, the Company used the period-end rates of exchange for assets and liabilities of $1 to RMB6.464 and $1 to RMB6.5897, respectively. For the six months ended June 30, 2011 and 2010, the Company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1 to RMB6.5412 and $1 to RMB6.8252, respectively. The Company used historical rates for equity.

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

4.      SIGNIFICANT CONCENTRATIONS

Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist of cash and accounts receivable as of June 30, 2011 and December 31, 2010. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

The major part of the Company’s cash at June 30, 2011 and December 31, 2010 is maintained at one financial institution in the PRC which does not provide insurance for amounts on deposit.  The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

Geographic Concentration

For six months ended June 30, 2011 and 2010 the Company’s sales were mainly made to customers located in the PRC. In addition, total accounts receivables as of June 30, 2011 and December 31, 2010 also arose from customers located in the PRC.

Customer Concentration

In 2009, the Company changed its sales strategy by switching the focused product in the market. This change resulted in concentration on certain customers for the Company’s sales. The following table sets forth information as to the revenue derived from those customers that accounted for more than 10% of our revenue for the six months ended June 30, 2011 and 2010:

	For the Six Months Ended	For the Six Months Ended
	June 30, 2011*	June 30, 2010
	Amount %	Amount	%
Cheng Junhui	$	$17,582	12%
Zhenhua Biological Technology Co., Ltd.		17,758	12%
Mianxian New Forest Industry Development Co., Ltd.		29,450	20%
Huang Ji Rui		16,849	11%
Ma Jun		17,113	12%
Xu Han Lun		17,054	12%
Zhao Chun Guang		19,047	13%

*No customer accounted for more than 10% of total sales for the six months ended June 30, 2011.

5.      ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	June 30	December 31
	2011	2010

Accounts receivable	$98,266	$99,216
Less: Allowance for doubtful accounts	-	-
Accounts receivable, net	$98,266	$99,216

6.      INVENTORIES

Inventories consist of the following:

	June 30	December 31
	2011	2010

Inventories	$1,315,214	$1,207,846
Less: Allowance for obsolescence	-	-
Inventories, net	$1,315,214	$1,207,846

7.      PREPAYMENT

As of June 30, 2011 and December 31, 2010, the Company made prepayment for rental of land and advance to suppliers for $57,321 and $29,786, respectively.

8.      PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment consist of the following:

	June 30	December 31
	2011	2010

Buildings	$18,320	$17,970
Machinery and equipment	9,846	-
Transportation equipment	87,460	81,277
Office equipment	11,745	8,778
	127,371	108,025
Less: Accumulated depreciation	(83,015)	(94,666)
Add: Construction in process	21,021	-
Property, plant, and equipment, net	$65,377	$13,359

The depreciation was $2,599 and $1,924 for the six months ended June 30, 2011 and 2010, respectively. They are broken down as follows:

	For the Six Months Ended
	June 30,
	2011	2010

Cost	$910	$1,502
Operating expenses	1,689	422
Total	$2,599	$1,924

9. INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30	December 31
	2011	2010

Land use right	$11,293	$11,078

Less: Accumulated amortization	(1,640)	(1,517)
Intangible assets, net	$9,653	$9,561

The amortization for land use right was $97 and $93 for the six months ended June 30, 2011 and 2010, respectively. They are broken down as follows:

	For the Six Months Ended
	June 30,
	2011	2010

Cost	$97	$93
Operating expenses	-	-
Total	$97	$93

As of June 30, 2011 and December 31 2010, land use right of the Company, was pledged as collateral under certain loan agreements (see Note 10)

10.      SHORT-TERM LOANS

Short-term loans consist of the following:

June 30, 2011

	Loan Amount	Duration	Annual Interest Rate	Collateral
Agricultural Development Bank of China-Hanzhong Branch	$532,178	2009.9.8-2010.9.7	8.51%	737 mu (491,357.9 square meters) of forest land use right
Chang'An Bank-Hanzhong Branch	216,584	2007.7.9- 2008.7.8	15.77%	Credit loan
	748,762
Loans from nonfinancial institutions and individuals	318,560
	$1,067,322

December 31, 2010

	Loan Amount	Duration	Annual Interest Rate	Collateral
Agricultural Development Bank of China-Hanzhong Branch	$576,658	2009.9.8-2010.9.7	6.51%	737 mu (491,357.9 square meters) of forest land use right
Chang'An Bank-Hanzhong Branch	227,628	2007.7.9- 2008.7.8	15.77%	Credit loan
	804,286
Loans from nonfinancial institutions and individuals	252,091
	$1,056,377

Interest expense for short-term loans and due to related parties was $84,812 and $24,111 for the six months ended June 30, 2011 and 2010, respectively.

Forest land use right secured for short-term loans is use right of 737 MU (491,357.9square meters) forest land granted from government with carrying value as the followings:

	June 30	December 31
	2011	2010

Land use right	$351	$310

Loans from nonfinancial institutions and individuals are made for the Company’s operational need. The loans are unsecured, and have no fixed terms of repayment, and are therefore deem payable on demand. The interest rates for loans to nonfinancial institutions and individuals are from 10%~15%.

The loans are currently past due and the related interest expenses have been accrued.  The loan from Chang'An Bank-Hanzhong Branch accordingly increased interest rate due to default.

For the loan from Agricultural Development Bank of China-Hanzhong Branch, compensating balance is required. As of June 30, 2011 and December 31, 2010, compensating balance was $0 and $28,833, respectively. The compensating balance is classified as restricted cash.

11.      LONG-TERM LOANS

Long-term loans consist of the following:

June 30, 2011

	Loan Amount	Duration	Annual Interest Rate	Collateral
The Bureau of Finance of Chenggu County	$77,389	2006.3.9 - 2010.11.30	2.40%	Credit Loan
Less: principal due within one year	(77,389)
	$-

December 31, 2010

	Loan Amount	Duration	Annual Interest Rate	Collateral
The Bureau of Finance of Chenggu County	$75,912	2006.3.9 - 2010.11.30	2.40%	Credit Loan
Less: principal due within one year	(75,912)
	$-

Total Interest expense for long-term loans was $918 and $1,107 for the six months ended June 30, 2011 and 2010, respectively.

The loan is currently past due and the related interest expense has been accrued. The Company is subject to related penalty from the Bureau of Finance of Chenggu County due to default.

12.      CONVERTIBLE PROMISSORY NOTE-SHAREHOLDERS

The $1,000,000 convertible promissory note was issued to FIHK’s prior shareholders to execute Shares Exchange Agreement between the Company and FIHK on July 15 2010. The note is convertible into 68,000,000 shares of the Company’s common stock. The note bears a 10% annual interest rate and its principal and accrued interest are due on June 10, 2015 or on such earlier date that the note is converted. For the six months ended June 30, 2011, the interest expense for this note was $49,589.

13.      GERNERAL AND ADMINISTRATIVE

For the six months ended June 30, 2011 and 2010, the amount of general and administrative expenses mainly composed of the following events:

	For the Six Months Ended
	June 30,
	2011	2010

Office expense	$10,229	$4,311
Salary and welfare	25,972	11,514
Employee insurance	8,058	5,592
Audit and accounting	16,014	811
Legal service fee	1,529	806
Entertainment fee	14,652	2,305
Depreciation expense	1,689	422
Bad debts expense	6,036	-
Others	32,594	17,831
Total	$116,773	$43,592

14.      CHINA CONTRIBUTION PLAN

Full time employees of the Company participate in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company’s subsidiaries to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly basic compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations. The Company has no further commitments beyond its monthly contribution. For the six months ended June 30, 2011 and 2010, the total provisions for such employee benefits were $8,058 and $5,592, respectively.

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

16.      RELATED PARTY TRANSACTION

All transactions associated with the following companies or individuals are considered to be related party transactions.

Name	Relationship

Hanzhong Bashan God Grass Biological Development Co., Ltd.	A company controlled by relative of Hengtai's CEO
Yang, Yung Li	*Previous owner of Hengtai
Shau, Jen Heng	*Previous owner and CEO of Hengtai
Qinba Taxus Association	An organization controlled by the Company
Liu, Sheng Li	Chairman, President and Director,

*In September 2010, Xian Qiying Bio-Tech Limited acquired 100% capital of Hengtai from previous owners.

Due to related parties

	June 30	December 31
Name	2011	2010

Yang, Yung Li	$70,521	$76,762
Shau, Jen Heng	5,106	14,720
Liu, Shengli	37,500	-
Total	$113,127	$91,482

"Due to related parties" represents loans payable that are unsecured, and have no fixed terms of repayment, and are therefore deem payable on demand. Due to Shau, Jen Heng is subject to interest and the interest rate is from 10%~15%. Other due to related parties is not interest bearing.

Other receivables-related parties

	June 30	December 31
Name	2011	2010

Hanzhong Bashan God Grass Biological Development Co., Ltd.	$67,021	$24,674
Qinba Taxus Association	-	4,552
Shau, Jen Heng	61,881	-
Total	$128,902	$29,226

17. CONTINGENCIES, RISKS AND UNCERTAINTIES

Country Risk

The Company has significant investments in the PRC. The operating results of the Company may be adversely affected by changes in the political and social conditions in the PRC and by changes in Chinese government policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. The Company can give no assurance that those changes in political and other conditions will not result in or have a material adverse effect upon the Company’s business and financial condition.

18.      OPERATING LEASE COMMITMENT

The Company leases land under operating leases which are for 3–30 years and, expire beginning on April 30, 2011. The rents were $16,283, $1,756 for the six months ended June 30, 2011 and 2010, respectively. They are broken down as follows:

	For the Six Months Ended
	June 30,
	2011	2010

Cost	$16,387	$7,023
Operating expenses	-	-
Total	$16,387	$7,023

Future minimum lease payments for operating leases with initial or remaining noncancelable terms in excess of one year are as follows:

Year ending December 31,

2011	$34,936
2012	34,936
2013	34,936
2014	34,936
2015	34,936
$174,680

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

Hengtai currently has 29 full-time employees, including 3 members of management, 19 agricultural experts, 5 employees in sales and marketing, and 2 administrative employees.

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

Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period.  Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  At June 30, 2011, we had no common stock equivalents that could potentially dilute future earnings per share; however, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to our net loss.

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

Our consolidated financial statements are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation,” codified with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency consolidated financial statements into U.S. dollars are included in determining comprehensive income. At June 30, 2011 and December 31, 2010, the cumulative translation adjustments of $195,001 and $192,474, respectively, were classified as items of accumulated other comprehensive income (loss) in the stockholders’ equity section of the balance sheet. For the six months ended June 30, 2011 and 2010, other comprehensive income (loss) was $2,527 and ($816), respectively.

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the consolidated financial statements were as follows:  As of June 30, 2011 and December 31, 2010, we used the period-end rates of exchange for assets and liabilities of $1 to RMB6.464 and $1 to RMB6.5897, respectively.  For the six months ended June 30, 2011 and 2010, we used the period’s average rate of exchange to convert revenues, costs, and expenses of $1 to RMB6.5412 and $1 to RMB6.8252, respectively. We used historical rates for equity.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

Net Sales

We had net sales of $337,590 for the three months ended June 30, 2011 as compared to $101,585 for the three months ended June 30, 2010, an increase of $236,005 or approximately 232%.  This result is a function of increased sales to major customers by our subsidiary Hengtai.

Cost of Sales and Gross Profit

For the three months ended June 30, 2011, cost of sales amounted to $261,964 as compared to cost of sales of $86,093 for the three months ended June 30, 2010. The rise in cost of sales is mainly attributable to the increase in the amount of sales.  Gross profit for the three months ended June 30, 2011 was $75,626, as compared to $15,492 for the three months ended June 30, 2010.

Operating Expenses

For the three months ended June 30, 2011, total operating expenses were $65,037 as compared to $27,941 for the three months ended June 30, 2010, an increase of $37,096, or approximately 133%.  This result was mainly due to an increase of $23,715 in general and administrative expenses and an increase in selling expenses of $13,381.

For the three months ended June 30, 2011, interest expense was $81,250 as compared to $2,803 for the three months ended June 30, 2010. For the three months ended June 30, 2011, total other expenses were $37,110 as compared to total other income of $10,404 for the three months ended June 30, 2010.  The increase in total other expenses for the three month period ended June 30, 2011 was attributable to higher interest expense.

As a result of these factors, we reported a net loss of $26,521 or $0.00 per share for the three months ended June 30, 2011, as compared to a net loss of $2,045 or $0.00 per share for the same period in 2010. The increase in net loss was attributable to higher operating expenses and interest expense.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Net Sales

We had net sales of $868,579 for the six months ended June 30, 2011 as compared to $146,747 for the six months ended June 30, 2010, an increase of $721,832 or approximately 492%.  This result is a function of increased sales to major customers by our subsidiary Hengtai.

Cost of Sales and Gross Profit

For the six months ended June 30, 2011, cost of sales amounted to $682,098 as compared to cost of sales of $125,792 for the six months ended June 30, 2010. The rise in cost of sales is mainly attributable to the increase in the amount of sales.  Gross profit for the six months ended June 30, 2011 was $186,481, as compared to $20,955 for the three months ended June 30, 2010.

Operating Expenses

For the six months ended June 30, 2011, total operating expenses were $141,168 as compared to $46,237 for the six months ended June 30, 2010, an increase of $94,931, or approximately 205%.  This result was mainly due to an increase of $73,181 in general and administrative expenses and an increase in selling expenses of $21,750 for the six months ended June 30, 2011 from the same corresponding period in 2010.

For the six months ended June 30, 2011, interest expense was $135,319 as compared to $25,218 for the six months ended June 30, 2010. For the six months ended June 30, 2011, total other income was $22,511 as compared to total other expenses of $2,276 for the six months ended June 30, 2010.  The increase in total other income for the six month period ended June 30, 2011 was attributable to greater other income of $157,861 from exemption of VAT.

As a result of these factors, we reported net income of $67,824 or $0.00 per share for the six months ended June 30, 2011, as compared to a net loss of $27,558 or $0.00 per share for the same period in 2010. The increase in net income was attributable to higher sales and other income.

Liquidity and Capital Resources

At June 30, 2011, we had cash and cash equivalents of $58,904.

Net cash provided by operating activities for the six months ended June 30, 2011 was $88,179 as compared to net cash provided by operating activities of $3,347 for the six months ended June 30, 2010. For the six months ended June 30, 2011, we had net income of $67,824, our inventories increased by $82,890, accounts payable increased by $20,124, restricted cash decreased by $28,833, accounts receivable decreased by $950, other receivables decreased by $32,333, prepayments increased by $27,534, accrued liabilities and other current liabilities increased by $39,195, offset by non-cash items such as depreciation and amortization of $2,696, provision for bad debts of $6,036 and loss on disposal of property, plant and equipment of $612. For the six months ended June 30, 2010, we used cash to fund our loss of $27,558, our inventories decreased by $42,383, accounts receivable decreased by $1,128, other receivables increased by $20,174, prepayments increased by $7,581, accounts payable decreased by $3,898, accrued expenses and other current liabilities increased by $21,082, offset by non-cash items such as depreciation and amortization of $2,017 and gain on disposal of property, plant and equipment of $3,865.

Net cash used in investing activities for the six months ended June 30, 2011 was $96,132 as compared to $7,078 net cash provided by investing activities for the six months ended June 30, 2010.  For the six months ended June 30, 2011 and 2010, we used cash of $58,949 and $0 for purchase of property and equipment, respectively. For the six months ended June 30, 2011, we received net proceeds of $612 from the disposal of property, plant and equipment compared to $7,078 for the corresponding period in 2010. For the six months ended June 30, 2011, we made loans of $37,795 to related parties.

Net cash provided by financing activities for the six months ended June 30, 2011 was $47,316 as compared to net cash used in financing activities for the six months ended June 30, 2010 of $1,907. For the six months ended June 30, 2011, we received proceeds of $37,500 from related parties and repaid $15,856 to related parties. We received proceeds of $67,946 and made repayment of $55,524 for loans. For the six months ended June 30, 2010, we received proceeds of $3,044 from related parties and $5,220 from loans, offset by repayment for loans of $4,348.

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

Off Balance Sheet Arrangements

We have no off balance sheet arrangements at June 30, 2011.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Credit Risk

Financial instruments which potentially expose us to concentrations of credit risk consist of cash and accounts receivable as of June 30, 2011 and December 31, 2010. We perform ongoing evaluations of our cash position and credit evaluations to ensure collections and minimize losses.

The major part of our cash at June 30, 2011 and December 31, 2010 is maintained at one financial institution in the PRC which does not provide insurance for amounts on deposit.  We have not experienced any losses in such accounts and believe we are not exposed to significant credit risk in this area.

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

ITEM 4 - CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2011, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended June 30, 2011, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of he Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA FORESTRY, INC.
(Registrant)

August 12, 2011	/s/ Shengli Liu
Shengli Liu
President

August 12, 2011	/s/ Shuncheng Ma
Shuncheng Ma
Chief Financial Officer
(Principal Accounting Officer)