Form 10-Q
period 2011-09-30
CHINA FORESTRY INC
filed 2011-11-08
CIK 805729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 For the quarterly period ended September 30, 2011

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

Copy of Communications to:
Bernard & Yam, LLP
Attn: Bin Zhou, Esq.
401 Broadway Suite 1708
New York, NY 10013
Phone: 212-219-7783
Fax: 212-219-3604

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of September 30, 2011, 156,000,000 shares of common stock and as of October 24, 2011, 156,000,000 shares of common stock.

CHINA FORESTRY, INC.

Form 10-Q for the period ended September 30, 2011

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$18,671	42,333
Restricted cash (Note 10)	-	28,833
Accounts receivable, net (Note 5)	52,385	99,216
Other receivables	13,244	51,090
Other receivables-related parties (Note 16)	65,470	29,226
Inventories (Note 6)	1,525,546	1,207,846
Prepayment (Note 7)	67,100	29,786
Total Current Assets	1,742,416	1,488,330

Property, plant and equipment, net (Note 8)	72,263	13,359
Intangible assets (Note 9)	9,760	9,561
Total Assets	$1,824,439	1,511,250

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term loans (Note 10)	$1,176,914	1,056,377
Accounts payable	50,772	35,196
Other payables	7,007	8,975
Due to related parties (Note 16)	72,204	91,482
Accrued expenses	74,788	98,198
Interest payable	248,001	132,665
Advance from customers	16,946	56,911
Long-term loans due within one year (Note 11)	78,717	75,912
Total Current Liabilities	1,725,349	1,555,716
Convertible promissory note-shareholders (Note 12)	1,000,000	1,000,000
Total Liabilities	2,725,349	2,555,716

Shareholders' Equity (Deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 156,000,000 shares issued and outstanding	156,000	156,000
Additional Paid-in Capital	1,361,768	1,287,640
Accumulated Deficit	(2,616,586)	(2,680,580)
Accumulated other comprehensive income	197,908	192,474
Shareholders' Equity (Deficit)	(900,910)	(1,044,466)
Total Liabilities and Shareholders' Equity	$1,824,439	1,511,250

See Notes to Consolidated Financial Statements

F2

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010

Revenue
Net sales	$412,340	$270,799	$1,280,919	$417,546

Cost of Godds Sold	(330,259)	(229,506)	(1,012,357)	(355,298)
Gross Profit	82,081	41,293	268,562	62,248

Operating Expenses
Selling expenses	7,582	815	31,977	3,460
General and administrative expenses (Note 13)	70,457	23,866	187,230	67,458
Total operating expenses	78,039	24,681	219,207	70,918
Loss from operations	4,042	16,612	49,355	(8,670)

Other Income (Expenses)
Interest expense	(61,762)	(50,930)	(197,081)	(76,148)
Other expenses	(8)	(43)	(39)	(43)
Other income	53,898	37,859	211,759	60,801
Total other income (expenses)	(7,872)	(13,114)	14,639	(15,390)

Loss before income taxes	(3,830)	3,498	63,994	(24,060)
Income taxes	-	-	-	-
Net Income (Loss)	$(3,830)	$3,498	$63,994	$(24,060)

Net Loss per share - basic and diluted	$0.00	$0.00	$0.00	$0.00

Weighted average shares outstanding- basic and diluted	156,000,000	145,043,478	156,000,000	115,179,487

See Notes to Consolidated Financial Statements.

F3

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2011	2010

Operating Activities:
Net income (loss)	$63,994	$(24,060)
Adjustments to reconcile income (loss) to net cash provided by operations
Depreication	5,054	2,619
Provision for bad debts	6,074	-
Amortization of timberlands	-	3,712
Amortization of intangible assets	147	143
Loss(Gain) on disposal of property, plant and equipment	615	(6,477)
Changes in operating assets and liabilities:
Restricted cash	28,833	612
Accounts receivable, net	46,831	(273,745)
Other receivables	31,772	(18,444)
Inventories	(266,984)	225,058
Prepayment	(37,314)	(9,498)
Accounts payable	15,576	3,046
Other payables	(2,888)	1,421
Accrued expenses	(23,410)	13,760
Interest payable	115,336	32,731
Advance from customers	(39,965)	35,928
Net cash provided by (used in) operating activities	(56,329)	(13,194)

Investing Activities
Purchase of properties, plant and equipment	(59,324)	(55,826)
Proceeds from disposal of properties, plant and equipments	615	12,928
Loan made to related parties	(36,244)	-
Proceeds from repayment of loan made to related parties	62,944	-
Net cash provided by (used in) investing activities	(32,009)	(42,898)

Financing Activities
Proceeds from short-term and long-term loans	166,011	19,199
Proceeds from related parties	-	58,428
Repayment to related parties	(19,278)	-
Repayment of loans	(42,669)	-
Proceeds from capital contribution	13,250	784
Net cash provided by (used in) financing activities	117,314	78,411

Effect of exchange rate changes on cash	(52,638)	(27,016)

Increase(decrease) in cash	(23,662)	(4,697)
Cash at beginning of period	42,333	8,240
Cash at end of period	$18,671	$3,543

Supplemental disclosure of cash flow information
Interest paid	$92,737	$45,278
Income taxes paid	$-	$-

See Notes to Consolidated Financial Statements.

F4

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

2.      GOING CONCERN

As reflected in the accompanying financial statements, the Company has accumulated deficits of $2,616,586 at September 30, 2011. The Company’s owners have funded the losses and cash shortfalls allowing management to develop sales and contingency plans. The Company is also arranging for additional funding. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at September 30, 2011, and the results of its operations and cash flows for the nine month periods ended September 30, 2011 and 2010. The results of operations for the period ended September 30, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

o.      Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period.  Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  At September 30, 2011, the Company had no common stock equivalents that could potentially dilute future earnings per share; however, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to the Company’s net loss.

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

The consolidated financial statements of the Company are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation,” codified with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency consolidated financial statements into U.S. dollars are included in determining comprehensive income. At September 30, 2011 and December 31, 2010, the cumulative translation adjustments of $197,908 and $192,474, respectively, were classified as items of accumulated other comprehensive income in the stockholders’ equity section of the balance sheet. For the nine months ended September 30, 2011 and 2010, other comprehensive income was $5,434 and $8,990, respectively.

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the consolidated financial statements were as follows:  As of September 30, 2011 and December 31, 2010, the Company used the period-end rates of exchange for assets and liabilities of $1 to RMB6.3549 and $1 to RMB6.5897, respectively. For the nine months ended September 30, 2011 and 2010, the Company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1 to RMB6.4998 and $1 to RMB6.8069, respectively. The Company used historical rates for equity.

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This standard clarifies guidance on how to measure fair value and is largely consistent with existing fair value measurement principles. The ASU also expands existing disclosure requirements for fair value measurements and makes other amendments. For the Company, this ASU is effective prospectively beginning January 1, 2012. The adoption of this standard is not expected to have a material impact on the Company’s consolidated results of operations or financial condition.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. This standard requires entities to present items of net income and other comprehensive income either in a single continuous statement, or in separate, but consecutive, statements of net income and other comprehensive income. The new requirements do not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. Also, the earnings-per share computation does not change. However, the current option under existing standards to report other comprehensive income and its components in the statement of changes in equity is eliminated. In addition, the previous option to disclose reclassification adjustments in the notes to the financial statements is also eliminated, as reclassification adjustments will be required to be shown on the face of the statement under the new standard. For the Company, this ASU is effective retrospectively beginning January 1, 2012, with early adoption permitted. Since this standard impacts disclosure requirements only, its adoption will not have a material impact on the Company’s consolidated results of operations or financial condition.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. Under this new standard, entities testing goodwill for impairment now have an option of performing a qualitative assessment before having to calculate the fair value of a reporting unit. If an entity determines, on the basis of qualitative factors, that the fair value of the reporting unit is more-likely-than-not less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. For the Company, this ASU is effective beginning January 1, 2012, with early adoption permitted under certain conditions. The adoption of this standard will not have a material impact on the Company’s consolidated results of operations or financial condition.

4.      SIGNIFICANT CONCENTRATIONS

Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist of cash and accounts receivable as of September 30, 2011 and December 31, 2010. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

The major part of the Company’s cash at September 30, 2011 and December 31, 2010 is maintained at one financial institution in the PRC which does not provide insurance for amounts on deposit.  The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

Geographic Concentration

For nine months ended September 30, 2011 and 2010 the Company’s sales were mainly made to customers located in the PRC. In addition, total accounts receivables as of September 30, 2011 and December 31, 2010 also arose from customers located in the PRC.

Customer Concentration

In 2009, the Company changed its sales strategy by switching the focused product in the market. This change resulted in concentration on certain customers for the Company’s sales. The following table sets forth information as to the revenue derived from those customers that accounted for more than 10% of our revenue for the nine months ended September 30, 2011 and 2010:

	For the Nine Months Ended September 30, 2011		For the Nine Months Ended September 30, 2010
	Amount	%	Amount	%

Ruby Green Engineering Co., Ltd. Shanxi	$155,535	12%	$115,856	28%

Xi’an Grass Nursery			168,684	40%

5.      ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	September 30	December 31
	2011	2010

Accounts receivable	$52,385	$99,216
Less: Allowance for doubtful accounts	-	-
Accounts receivable, net	$52,385	$99,216

6.      INVENTORIES

Inventories consist of the following:

	September 30	December 31
	2011	2010

Inventories	$1,525,546	$1,207,846
Less: Allowance for obsolescence	-	-
Inventories, net	$1,525,546	$1,207,846

7.      PREPAYMENT

As of September 30, 2011 and December 31, 2010, the Company made prepayment for rental of land and advance to suppliers for $67,100 and $29,786, respectively.

8.      PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 30	December 31
	2011	2010

Buildings	$18,634	$17,970
Machinery and equipment	10,324	-
Transportation equipment	92,475	81,277
Office equipment	11,947	8,778
	133,380	108,025
Less: Accumulated depreciation	(86,935)	(94,666)
Add: Construction in process	25,818	-
Property, plant, and equipment, net	$72,263	$13,359

The depreciation was $5,054 and $2,619 for the nine months ended September 30, 2011 and 2010, respectively. They are broken down as follows:

	For the Nine Months Ended
	September 30,
	2011	2010

Cost	$1,579	$2,048
Operating expenses	3,475	571
Total	$5,054	$2,619

9.      INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 30	December 31
	2011	2010

Land use right	$11,487	$11,078

Less: Accumulated amortization	(1,727)	(1,517)
Intangible assets, net	$9,760	$9,561

The amortization for land use right was $147 and $143 for the nine months ended September 30, 2011 and 2010, respectively. They are broken down as follows:

	For the Nine Months Ended
	September 30,
	2011	2010

Cost	$147	$143
Operating expenses	-	-
Total	$147	$143

As of September 30, 2011 and December 31 2010, land use right of the Company, was pledged as collateral under certain loan agreements (see Note 10)

10.      SHORT-TERM LOANS

Short-term loans consist of the following:

September 30, 2011

	Loan Amount	Duration	Annual Interest Rate	Collateral
Agricultural Development Bank of China-Hanzhong Branch	$541,315	2009.9.8 - 2010.9.7	8.51%	737 mu (491,357.9 square meters) of forest land use right
Chang'An Bank-Hanzhong Branch	220,302	2007.7.9 - 2008.7.8	15.77%	Credit loan
	761,617
Loans from nonfinancial institutions and individuals	415,297
	$1,176,914

December 31, 2010

	Loan Amount	Duration	Annual Interest Rate	Collateral
Agricultural Development Bank of China-Hanzhong Branch	$576,658	2009.9.8 - 2010.9.7	6.51%	737 mu (491,357.9 square meters) of forest land use right
Chang'An Bank-Hanzhong Branch	227,628	2007.7.9 - 2008.7.8	15.77%	Credit loan
	804,286
Loans from nonfinancial institutions and individuals	252,091
	$1,056,377

Interest expense for short-term loans and due to related parties was $120,901 and $53,386 for the nine months ended September 30, 2011 and 2010, respectively.

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

For the loan from Agricultural Development Bank of China-Hanzhong Branch, compensating balance is required. As of September 30, 2011 and December 31, 2010, compensating balance was $0 and $28,833, respectively. The compensating balance is classified as restricted cash.

11.      LONG-TERM LOANS

Long-term loans consist of the following:

September 30, 2011

	Loan Amount	Duration	Annual Interest Rate	Collateral
The Bureau of Finance of Chenggu County	$78,717	2006.3.9 - 2010.11.30	2.40%	Credit Loan
Less: principal due within one year	(78,717)
	$-

December 31, 2010

	Loan Amount	Duration	Annual Interest Rate	Collateral
The Bureau of Finance of Chenggu County	$75,912	2006.3.9 - 2010.11.30	2.40%	Credit Loan
Less: principal due within one year	(75,912)
	$-

Total Interest expense for long-term loans was $1,385 and $1,666 for the nine months ended September 30, 2011 and 2010, respectively.

The loan is currently past due and the related interest expense has been accrued. The Company is subject to related penalty from the Bureau of Finance of Chenggu County due to default.

12.      CONVERTIBLE PROMISSORY NOTE-SHAREHOLDERS

The $1,000,000 convertible promissory note was issued to FIHK’s prior shareholders to execute Shares Exchange Agreement between the Company and FIHK on July 15 2010. The note is convertible into 68,000,000 shares of the Company’s common stock. The note bears a 10% annual interest rate and its principal and accrued interest are due on June 10, 2015 or on such earlier date that the note is converted. For the nine months ended September 30, 2011 and 2010, the interest expense for this note was $74,795 and 21,096, respectively.

13.      GERNERAL AND ADMINISTRATIVE

For the nine months ended September 30, 2011 and 2010, the amount of general and administrative expenses mainly composed of the following events:

	For the Nine Months Ended
	September 30,
	2011	2010

Office expense	$12,094	$5,804
Salary and welfare	34,450	15,681
Employee insurance	12,222	8,812
Audit and accounting	46,408	2,575
Legal service fee	6,605	808
Entertainment fee	16,792	7,114
Depreciation expense	3,475	571
Timberlands amortization	-	3,712
Bad debts expense	6,074	-
Others	49,110	22,381
Total	$187,230	$67,458

14.      CHINA CONTRIBUTION PLAN

Full time employees of the Company participate in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company’s subsidiaries to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly basic compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations. The Company has no further commitments beyond its monthly contribution. For the nine months ended September 30, 2011 and 2010, the total provisions for such employee benefits were $12,164 and $8,812, respectively.

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

16.      RELATED PARTY TRANSACTION

All transactions associated with the following companies or individuals are considered to be related party transactions.

Name	Relationship

Hanzhong Bashan God Grass Biological Development Co., Ltd.	A company controlled by relative of Hengtai's CEO
Yang, Yung Li	*Previous owner of Hengtai
Shau, Jen Heng	*Previous owner and CEO of Hengtai
Qinba Taxus Association	An organization controlled by the Company
Liu, Sheng Li	Chairman, President and Director,

*In September 2010, Xian Qiying Bio-Tech Limited acquired 100% capital of Hengtai from previous owners.

Due to related parties

	September 30	December 31
Name	2011	2010

Yang, Yung Li	$71,730	76,762
Shau, Jen Heng	474	14,720
Total	$72,204	$91,482

"Due to related parties" represents loans payable that are unsecured, and have no fixed terms of repayment, and are therefore deem payable on demand. Due to Shau, Jen Heng is subject to interest and the interest rate is from 10%~15%. Other due to related parties is not interest bearing.

Other receivables-related parties

	September 30	December 31
Name	2011	2010

Hanzhong Bashan God Grass Biological Development Co., Ltd.	$65,470	$24,674
Qinba Taxus Association	-	4,552
Total	$65,470	$29,226

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

18.      OPERATING LEASE COMMITMENT

The Company leases land under operating leases which are for 3~30 years and, expire beginning on April 30, 2011. The rents were $40,453 and $33,624 for the nine months ended September 30, 2011 and 2010, respectively. They are broken down as follows:

	For the Nine Months Ended
	September 30,
	2011	2010

Cost	$40,453	$33,624
Operating expenses	-	-
Total	$40,453	$33,624

Future minimum lease payments for operating leases with initial or remaining noncancelable terms in excess of one year are as follows:

Year ending December 31,

2011	$41,376
2012	41,376
2013	41,376
2014	41,376
2015	41,376
$206,880

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

On December 14, 2010, we simultaneously entered into and closed the transactions contemplated by a Sale and Purchase Agreement with Land Synergy Limited (as Purchaser), a company incorporated in the British Virgin Islands (“Land Synergy”) and sold to Land Synergy 100% of the share capital of Hong Kong Jin Yuan, including its wholly-owned subsidiary, Harbin SenRun, for US$2,000. As a result, we no longer engage in the timber business operations.

On July 15, 2010, we entered into a Share Exchange with Financial International (Hong Kong) Holdings Co. Limited (“FIHK”).

From April 1, 2010 to May 20, 2011, FIHK had a series of contractual arrangements with Hanzhong Hengtai Bio-Tech Limited (“Hengtai”), a company organized and existing under the laws of the People’s Reuplic of China that is engaged in the plantation and sale of garden plants used for landscaping, including Chinese Yew, Aesculus, Dove Tree and Dendrobium.

On May 20, 2011, FIHK exercised its rights under the Exclusive Option Agreement to direct Xi’An Qi Ying Bio-Tech Limited, a company organized and existing under the laws of the People’s Republic of China (“Xi’An Qi Ying”), the indirect wholly owned subsidiary of FIHK, to acquire all of the equity capital of Hengtai.  The Exclusive Option Agreement was exercised in a manner that the shareholders of Hengtai transferred all of their equity capital in Hengtai to Xi’An Qi Ying.  At or about the same time, Spone Limited, a company organized and existing under the laws of the Hong Kong SAR of the People’s Republic of China (“Spone”), acquired all of the capital stock of Xi’An Qi Ying, so that it became a direct wholly owned subsidiary of Spone.  FIHK then acquired all of the capital stock of Spone, so that it became a direct wholly owned subsidiary of FIHK. As a result, Hengtai became an indirect wholly owned subsidiary of FIHK and also accordingly became the indirect wholly owned subsidiary of us.

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

Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period.  Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  At September 30, 2011, we had no common stock equivalents that could potentially dilute future earnings per share; however, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to our net loss.

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

Our consolidated financial statements are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation,” codified with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency consolidated financial statements into U.S. dollars are included in determining comprehensive income. At September 30, 2011 and December 31, 2010, the cumulative translation adjustments of $197,908 and $192,474, respectively, were classified as items of accumulated other comprehensive income in the stockholders’ equity section of the balance sheet. For the nine months ended September 30, 2011 and 2010, other comprehensive income was $5,434 and $8,990, respectively.

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the consolidated financial statements were as follows:  As of September 30, 2011 and December 31, 2010, we used the period-end rates of exchange for assets and liabilities of $1 to RMB6.3549 and $1 to RMB6.5897, respectively.  For the nine months ended September 30, 2011 and 2010, we used the period’s average rate of exchange to convert revenues, costs, and expenses of $1 to RMB6.4998 and $1 to RMB6.8069, respectively. We used historical rates for equity.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Net Sales

We had net sales of $412,340 for the three months ended September 30, 2011 as compared to $270,799 for the three months ended September 30, 2010, an increase of $141,541 or approximately 52%.  This result is a function of increased sales to major customers by our subsidiary Hengtai.

Cost of Sales and Gross Profit

For the three months ended September 30, 2011, cost of sales amounted to $330,259 as compared to cost of sales of $229,506 for the three months ended September 30, 2010. The rise in cost of sales is mainly attributable to the increase in the amount of sales.  Gross profit for the three months ended September 30, 2011 was $82,081, as compared to $41,293 for the three months ended September 30, 2010.

Operating Expenses

For the three months ended September 30, 2011, total operating expenses were $78,039 as compared to $24,681 for the three months ended September 30, 2010, an increase of $53,358, or approximately 216%.  This result was mainly due to an increase of $46,591 in general and administrative expenses and an increase in selling expenses of $6,767.

For the three months ended September 30, 2011, interest expense was $61,762 as compared to $50,930 for the three months ended September 30, 2010. For the three months ended September 30, 2011, total other expenses were $7,872 as compared to total other expenses of $13,114 for the three months ended September 30, 2010.  The decrease in total other expenses for the three month period ended September 30, 2011 was attributable to higher other income.

As a result of these factors, we reported a net loss of $3,830 or $0.00 per share for the three months ended September 30, 2011, as compared to a net income of $3,498 or $0.00 per share for the same period in 2010. The increase in net loss was attributable to higher operating expenses and interest expense.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Net Sales

We had net sales of $1,280,919 for the nine months ended September 30, 2011 as compared to $417,546 for the nine months ended September 30, 2010, an increase of $863,373 or approximately 207%.  This result is a function of increased sales to major customers by our subsidiary Hengtai.

Cost of Sales and Gross Profit

For the nine months ended September 30, 2011, cost of sales amounted to $1,012,357 as compared to cost of sales of $355,298 for the nine months ended September 30, 2010. The rise in cost of sales is mainly attributable to the increase in the amount of sales.  Gross profit for the nine months ended September 30, 2011 was $268,562, as compared to $62,248 for the nine months ended September 30, 2010.

Operating Expenses

For the nine months ended September 30, 2011, total operating expenses were $219,207 as compared to $70,918 for the nine months ended September 30, 2010, an increase of $148,289, or approximately 209%.  This result was mainly due to an increase of $119,772 in general and administrative expenses and an increase in selling expenses of $28,517 for the nine months ended September 30, 2011 from the same corresponding period in 2010.

For the nine months ended September 30, 2011, interest expense was $197,081 as compared to $76,148 for the nine months ended September 30, 2010. For the nine months ended September 30, 2011, total other income was $14,639 as compared to total other expenses of $15,390 for the nine months ended September 30, 2010.  The increase in total other income for the nine month period ended September 30, 2011 was attributable to greater other income of $211,752 from exemption of VAT.

As a result of these factors, we reported net income of $63,994 or $0.00 per share for the nine months ended September 30, 2011, as compared to a net loss of $24,060 or $0.00 per share for the same period in 2010. The increase in net income was attributable to higher sales and other income.

Liquidity and Capital Resources

At September 30, 2011, we had cash and cash equivalents of $18,671.

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2011 was $56,329 as compared to net cash used in operating activities of $13,194 for the nine months ended September 30, 2010. For the nine months ended September 30, 2011, we had net income of $63,994, our inventories increased by $266,984, accounts payable increased by $15,576, restricted cash decreased by $28,833, accounts receivable decreased by $46,831, other receivables decreased by $31,772, prepayments increased by $37,314, accrued liabilities and other current liabilities increased by $49,073, offset by non-cash items such as depreciation and amortization of $5,201, provision for bad debts of $6,074 and loss on disposal of property, plant and equipment of $615. For the nine months ended September 30, 2010, we used cash to fund our loss of $24,060, our inventories decreased by $225,058, accounts receivable increased by $273,745, other receivables increased by $18,444, prepayments increased by $9,498, accounts payable increased by $3,046, accrued expenses and other current liabilities increased by $84,840, offset by non-cash items such as depreciation and amortization of $6,474 and gain on disposal of property, plant and equipment of $6,477.

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2011 was $32,009 as compared to $42,898 net cash used in investing activities for the nine months ended September 30, 2010.  For the nine months ended September 30, 2011 and 2010, we used cash of $59,324 and $55,826 for purchase of property and equipment, respectively. For the nine months ended September 30, 2011, we received net proceeds of $615 from the disposal of property, plant and equipment compared to $12,928 for the corresponding period in 2010. For the nine months ended September 30, 2011, we made loans of $36,244 to related parties and get repayment of $62,944 from loans made to related parties.

Financing activities

Net cash provided by financing activities for the nine months ended September 30, 2011 was $117,314 as compared to net cash provided by financing activities for the nine months ended September 30, 2010 of $78,411. For the nine months ended September 30, 2011, we repaid $19,278 to related parties. We received proceeds of $166,011 and made repayment of $42,669 for loans. We received proceeds of $13,250 from capital contribution. For the nine months ended September 30, 2010, we received proceeds of $58,428 from related parties and $19,199 from loans. We received proceeds of $784 from capital contribution.

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

Off Balance Sheet Arrangements

We have no off balance sheet arrangements at September 30, 2011.

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This standard clarifies guidance on how to measure fair value and is largely consistent with existing fair value measurement principles. The ASU also expands existing disclosure requirements for fair value measurements and makes other amendments. For the Company, this ASU is effective prospectively beginning January 1, 2012. The adoption of this standard is not expected to have a material impact on the Company’s consolidated results of operations or financial condition.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. This standard requires entities to present items of net income and other comprehensive income either in a single continuous statement, or in separate, but consecutive, statements of net income and other comprehensive income. The new requirements do not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. Also, the earnings-per share computation does not change. However, the current option under existing standards to report other comprehensive income and its components in the statement of changes in equity is eliminated. In addition, the previous option to disclose reclassification adjustments in the notes to the financial statements is also eliminated, as reclassification adjustments will be required to be shown on the face of the statement under the new standard. For the Company, this ASU is effective retrospectively beginning January 1, 2012, with early adoption permitted. Since this standard impacts disclosure requirements only, its adoption will not have a material impact on the Company’s consolidated results of operations or financial condition.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. Under this new standard, entities testing goodwill for impairment now have an option of performing a qualitative assessment before having to calculate the fair value of a reporting unit. If an entity determines, on the basis of qualitative factors, that the fair value of the reporting unit is more-likely-than-not less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. For the Company, this ASU is effective beginning January 1, 2012, with early adoption permitted under certain conditions. The adoption of this standard will not have a material impact on the Company’s consolidated results of operations or financial condition.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Credit Risk

Financial instruments which potentially expose us to concentrations of credit risk consist of cash and accounts receivable as of September 30, 2011 and December 31, 2010. We perform ongoing evaluations of our cash position and credit evaluations to ensure collections and minimize losses.

The major part of our cash at September 30, 2011 and December 31, 2010 is maintained at one financial institution in the PRC which does not provide insurance for amounts on deposit.  We have not experienced any losses in such accounts and believe we are not exposed to significant credit risk in this area.

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

ITEM 4 - CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on the evaluation performed, our management concluded that during the period covered by this report, our internal controls over financial reporting were effective.

Our Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 30, 2011, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended September 30, 2011, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not aware of any legal proceedings to which we are a party or of which our property is the subject. None of our directors, officers, affiliates, any owner of record or beneficially of more than 5% of our voting securities, or any associate of any such director, officer, affiliate or security holder are (i) a party adverse to us in any legal proceedings, or (ii) have a material interest adverse to us in any legal proceedings. We are not aware of any other legal proceedings that have been threatened against us.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None in the quarter ended September 30, 2011.

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL
information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of he Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA FORESTRY, INC.
(Registrant)

November 08, 2011	/s/ Shuncheng Ma
Shuncheng Ma
Chief Financial Officer
(Principal Accounting Officer)