Form 10-K
period 2011-12-31
CHINA FORESTRY INC
filed 2012-03-28
CIK 805729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of December 31, 2011, 156,000,000 shares of common stock and as of March 23, 2012, 156,000,000 shares of common stock.

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of Mach 05, 2012, was approximately $ 198,014, computed by reference to the last reported sale price of $0.0032 per share on March 05, 2012.  All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.
RDGPreambleEnd

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

A diagram depicting the organizational structure of the Registrant after the termination of the VIE Contracts and the exercise of the Exclusive Option Agreement follows:

There were no material early termination penalties incurred by the Registrant in connection with the termination of the VIE Contracts described herein.

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

Customers

Hengtai had established contractual relationships with domestic customers to sell its Chinese Yew and other garden plantation. The following are the three largest customers in 2011, which represents 37.9% of its sales in 2011:

No.	Customers	%
1	Ruby Green Engineering Co., Ltd. Shanxi	18.39%
2	Chongqing City, Black Rock Hill Comprehensive Tourism Development Co., Ltd.	13.19%
3	Qingdao Shao Hua Flower Garden Co., Ltd.	6.29%

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

Intellectual Properties

None.

Employees

As of March 20, 2012, there are currently 29 full-time employees, including 8 members of management and administrative staff, 12 agricultural experts and 9 marketing employees.

All employees of the company are located in China. We believe that we maintain good relationships with our employees, and have not experienced any strikes or shutdowns and have not been involved in any labor disputes.

Item 2.   Properties

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

		High	Low

2010	First Quarter	$0.09	$0.04
	Second Quarter	$0.05	$0.01
	Third Quarter	$0.02	$0.01
	Fourth Quarter	$0.04	$0.01

2011	First Quarter	$0.05	$0.01
	Second Quarter	$0.04	$0.01
	Third Quarter	$0.02	$0.01
	Fourth Quarter	$0.01	$0.01

The transfer agent for our common stock is Interwest Transfer Co., Inc., 1981 East 4800 South, Ste 100, Salt Lake City, UT  84111, Attn Melinda Orth; Tel: (801) 272-9294.

Holders

As of March 20, 2012 there were 147 holders of record of 156,000,000 outstanding shares of common stock of the Company, which does not include shareholders who own our shares in so-called “street name.”

Dividends

Holders of our common stock are entitled to dividends if declared by the Board of Directors out of funds legally available therefore. As of December 31, 2011 no cash dividends have been declared.

Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our results of operation, financial condition, contractual and legal restrictions and other factors the board of directors deem relevant.

Equity Compensation Plans

As of December 31, 2011, we did not have any equity compensation plans.

Recent Sales of Unregistered Securities

None in the fiscal year ended December 31, 2011

Recent Purchases of Equity Securities by us and our Affiliated Purchasers

We have not repurchased any of our common stock and have no publicly announced repurchase plans or programs as of December 31, 2011.

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

Hengtai’s open wood field planting area also carries a variety of other plants among Chinese Yew in order to optimize the use of the terrain. Mixed planting of taller plants not only will provide shade for Chinese Yews in the field; but also will diversify the income source of the Company. Currently, Chinese Yew is mixed planted with species including magnolia grandiflora, fragrans, crape myrtle, ginkgo, Davidia involucrate horse chestnut.

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

The results of operations of Hengtai are consolidated in our financial statements since Hengtai is a controlled by our subsidiary, FIHK.

Results of Operations

Fiscal Year Ended December 31, 2011 Compared to the Fiscal Year Ended December 31, 2010

Year Ended December 31,	2011	2010
Net Sales Revenue:	$2,184,165	$1,183,939
General and Administrative Expenses:	$343,676	$149,078
Income (Loss) Before Taxes:	$189,022	$(602,528)
Net Income (Loss):	$189,022	$(602,528)

Net Sales

We had net sales of $2,184,165 for the year ended December 31, 2011 and $1,183,939 for the year ended December 31, 2010. Our sales increased by $1,000,226 or approximately 84%. The increase was primarily due to increased demand for Chinese Yew and the Company’s marketing efforts.

Cost of Sales and Gross Pofit

For the years ended December 31, 2011 and 2010, cost of sales amounted to $1,753,334 and 1,013,115. We attribute the higher cost of sales to increased sales. Gross profit for the year ended December 31, 2011 was $430,831 as compared to $170,824 for the year ended December 31, 2010.

Operating Expenses

For the year ended December 31, 2011, total operating expenses were $413,583 as compared to $155,142 for the year ended December 31, 2010, an increase of $258,441, or approximately 167%. The result was mainly due to higher payroll and other general and administrative expenses in 2011, such as higher fees for professional services related to being a public company.

Other Income (Expenses)

Our other income during the year ended December 31, 2011 amounted to $171,774, higher than the previous comparable period. The result was mainly due to the increase of other income and decrease of other expenses.

Net Income (Loss)

Net income was $189,022 for the year ended December 31, 2011, as compared to a net loss of $602,528 for the same period in 2010. The increase in net income was due to higher sales and decrease in other expenses in 2011.

Liquidity and Capital Resources

At December 31, 2011, we had cash and cash equivalents of $16,308.

Net cash provided by (used in) operating activities for the year ended December 31, 2011 was ($62,138) as compared to $148,299 for the year ended December 31, 2010. For the year ended December 31, 2011, we had net income of $189,022, our inventories increased by $418,874, accounts payable increased by $21,143, accounts receivable decreased by $5,470, prepayments increased by $100,031, other receivables decreased by $12,401, accrued liabilities and other current liabilities increased by $145,573, offset by non-cash items such as depreciation and amortization of $7,782, and bad debts provision of $45,924. For the year ended December 31, 2010, we used cash to fund our loss of $602,528, our inventories decreased by $64,363, accounts payable decreased by $5,906, accounts receivable increased by $93,841, prepayments increased by $22,473, other receivables increased by $23,775, accrued liabilities and other current liabilities increased by $170,604, offset by non-cash items such as depreciation and amortization of $3,483, and bad debts provision of $1,969.

Net cash used in investing activities for the year ended December 31, 2011 was $57,604 as compared to $19,324 for the year ended December 31, 2010. For the years ended December 31, 2011 and 2010, we used cash of $75,723 and $5,098 for purchase of property and equipment, respectively. For the years ended December 31, 2011 and 2010, we lent $46,053 and $29,226 to related parties, respectively. For the year ended December 31, 2011, we received proceeds of $63,553 from repayment of loan to related parties. For the year ended December 31, 2010, we received net proceeds of $13,000 from the disposal of property, plant and equipment, and $2,000 from the disposal of capital share of subsidiary.

Net cash provided by financing activities for the year ended December 31, 2011 was $87,700 as compared to net cash used in financing activities for the year ended December 31, 2010 of $35,592. For the years ended December 31, 2011 and 2010, we received proceeds of $73,298 and 62,606 from related parties, respectively. We also repaid $365 and $78,903 to related parties, respectively for the years ended December 31, 2011 and 2010. For the year ended December 31, 2011, we received proceeds of $52,705 from short- and long-term loans. For the years ended December 31, 2011 and 2010, we repaid $51,188 and $19,295, respectively for short- and long-term loans. For the year ended December 31, 2011, we received proceeds of $13,250 from capital contribution.

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

Earnings (Loss) Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period.  Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  At December 31, 2011, the Company had no common stock equivalents that could potentially dilute future earnings per share.

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

The consolidated financial statements of the Company are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation,” codified with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency consolidated financial statements into U.S. dollars are included in determining comprehensive income. At December 31, 2011 and 2010, the cumulative translation adjustments of $204,350 and $192,474, respectively, were classified as items of accumulated other comprehensive income in the stockholders’ equity section of the balance sheet. For the years ended December 31, 2011 and 2010, other comprehensive income was $11,876 and $21,640, respectively.

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the consolidated financial statements were as follows:  As of December 31, 2011 and 2010, the Company used the period-end rates of exchange for assets and liabilities of $1 to RMB6.294 and $1 to RMB6.5897, respectively. For the years ended December 31, 2011 and 2010, the Company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1 to RMB6.4632 and $1 to RMB6.769, respectively. The Company used historical rates for equity.

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

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, and in December 2011 issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. These standards require entities to present items of net income and other comprehensive income either in a single continuous statement, or in separate, but consecutive, statements of net income and other comprehensive income. The new requirements do not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. Also, the earnings-per share computation does not change. However, the current option under existing standards to report other comprehensive income and its components in the statement of changes in equity is eliminated. For the Company, these standards are effective retrospectively beginning January 1, 2012. Since these standards impact presentation and disclosure requirements only, their adoption is not expected to have a material impact on the Company’s consolidated results of operations or financial condition.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting company.

Item 8.    Financial Statements and Supplementary Data

The financial statements are attached immediately after the signature page of this Form 10-K Annual Report.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.    Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules, regulations and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Controls

During the quarter ended December 31, 2011, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Control

Our Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 31, 2011, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

Item 9B. Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

All directors hold office for one-year terms until the election and qualification of their successors. Officers are elected annually by the board of directors and serve at the discretion of the board.

On May 30, 2011, Yuan Tian resigned from the Board of Directors and from the office of Chief Executive Officer and Man Ha resigned from the Board of Directors and from the office of Chief Financial Officer of the Company.  Yuan Tian and Man Ha did not resign because of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Degong Han resigned from the positions of President and Secretary.

Degong Han, the remaining director has appointed three nominees to the Board of Directors, as follows:  Shengli Liu, Yueping Li, and Shuncheng Ma, all citizens and residents of China, who have become directors of the Company.

The following table setforth the information of our current directors and officers:

Name	Age	Position
Shengli Liu	43	Chairman, President and Director
Yueping Li	48	Chief Executive Officer and Director
Shuncheng Ma	48	Chief Financial Officer and Director
Chunli Li	51	Secretary
Degong Han	55	Director

Mr. Shengli Liu, Chairman, President and Director, age 43, has over 15 years working experience in corporate management. Since 2007, Mr. Liu served as the chairman of Xi’an Edward Co., Ltd. From 1999 to 2006, he served as the chairman of Shaanxi Henglida Business Co. Ltd. In 1998 Mr. Liu served as the manager of Xi’an Railway Bureau Labor Service Co. Ltd. He acquired a Bachelors Degree in Economic Management from Shaanxi Provincial China’s Communist Party College in 1990.

Mr. Yueping Li, Chief Executive Officer and Director, age 48, has more than 20 years business and management experience. From 2005 to present, he served as chairman of Shaanxi Yinlian Credit Guarantee Co. Ltd. In 2003 and 2004, Mr. Li was the vice-manager of Shaanxi International Trust and Investment Corporation Holding Company. From 1996 to 2002, he served as General Manager in Beijing Boming Castor-oil Plant Co., Ltd. Mr. Li served as project manager in China Machinery and Equipment Import & Export Company from 1992 to 1996. He worked as Northwest commissioner in Mechanical Engineering Company of Shougang Group from 1989 to 1991. Mr. Li acquired his Bachelors Degree of Engineering at Beijing Institute of Technology in 1986, and received his Masters of Engineering Degree in 1989.

Mr. Shuncheng Ma, Chief Financial Officer and Director, age 48, worked as general manager in Shaanxi Hongbao Green Engineering Co. Ltd. since 1999. He worked as general manager in Lvbao Industrial Co. Ltd. from 1995 to 1999. Mr. Ma graduated from Northwest University in 1986 with a Bachelors Degree in Mathematics and received an EMBA at Northwest University Economic Management College in 2005.

Chunli Li.  Secretary. From 2010 to present, Mr. Li., age 51, has acted as manager of the Engineering Department of Shaanxi Libao Ecology Techonology Co. Ltd. From 2005 to 2006, he was the vice -manager of Xi’an Shili Electric Power Co., Ltd. From 2001 to 2004, he served as General Manager of Shaanxi Naide High-Tech Development Co., Ltd. Mr. Li received his Bachelors Degree from Shaanxi Province Agriculture College in 1984.

Degong Han. Mr. Han, age 55, used to work in YiChun Xinqing Forestry Bureau as a supervisor of the sales department in 1979. After 4 years, he was promoted to the position of administrator and in 1995, Han was the senior manager of the forestry bureau. In August 1990, Han achieved the Reward Degree of Forestry Studies.  From 1996 to 2003, Han began to research the innovation of the forestry industry. And from 2004, he founded Harbin Senrun Forestry Development Limited.

Meetings of Our Board of Directors

The Registrant’s Board of Directors took all actions by unanimous written consent without a meeting during the fiscal year ended December 31, 2011.

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

Section 16(a) Beneficial Ownership Compliance Reporting

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 31, 2011.  During the fiscal year ended December 31, 2011, all our directors and officers have complied with the Section 16(a) of the Exchange Act to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission except that our president and director Shengli Liu did not file a Form 4 to report his transfer of a total of 14,879,532 shares of common stock to Wealthstand Limited, Winnport Group Limited and Fine Honor Limited on July 11, 2011.

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

SUMMARY COMPENSATION TABLE

Name of Officer	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total

Shengli Liu	2011	$ 9,530	--	--	--	--	--	--	--
Yueping Li	2011	$ 7,940	--	--	--	--	--	--	--
Shuncheng Ma	2011	$ 7,940	--	--	--	--	--	--	--
Chunli Li	2011	$5,700	--	--	--	--	--	--	--

Option Grants in Last Fiscal Year

There were no options granted to any of the named executive officers during the year ended December 31, 2011.

During the year ended December 31, 2011, none of the named executive officers exercised any stock options.

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

Compensation of Directors

We did not pay our directors any compensation for services rendered as a director in the year ended December 31, 2011.

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

Change of Control Compensatory Plans

As of December 31, 2011, we had no pension plans or compensatory plans or other arrangements which provide compensation on the event of termination of employment or change in control of us.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the information concerning the number of shares of our common stock beneficially owned as of December 31, 2011 by: (i) each of our directors, (ii) each of our named executive officers and (iii) owners of 5% or more of our common shares. There was no other person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Except as otherwise specified below, the address of each beneficial owner listed below is Economic Development Zone of Hanzhong City, Shaan’xi Province, The People’s Republic of China

Title of Class(1)	Name	Number of Shares Owned	Percent of Voting Power

Other Principal Stockholders (5%)

Common	Bin Li(2)	57,600,000	28.8%
Common	Shengli Liu(3)	71,520,477	35.8%
Common	All more than 5% stockholders	129,120,477	64.6%

Directors and Executive Officers

Common	Shengli Liu(3), President, Director	71,520,477	35.8%
Common	Shuncheng Ma, Director, CFO
Common	Yueping Li, Director, CEO
Common	Chunli Li, Secretary
Common	Degong Han, Director	9,000,000	4.5%
Common	All Officers and Directors as a Group (5 persons)	80,520,477	40.3%

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

(3)
Shengli Liu is the beneficial owner of 45,120,477shares of Common Stock, and a 60% interest in the principal amount of a $1.0 milliion convertible promissory note, which currently entitles him to convert his principal amount into 26,400,000 shares of Common Stock.

Item 13.    Certain Relationships, Related Transactions, and Director Independence

Bin Li and Shengli Liu are the Company’s stockholders to whom $1,000,000 convertible promissory note was issued on July 15, 2010. The note bears a 10% annual interest and is convertible into 68,000,000 shares to the Company’s common stock.  However, since the Company only has 200,000,000 shares of common stock authorized, the note is only convertible into 44,000,000 shares.  At such time as the authorized common stock is increased, it will be fully convertible into the agreed upon 68,000,000 shares.  On December 31, 2011, the unpaid principal is $1,000,000.

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

Item 14.    Principal Accounting Fees and Services.

Audit and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our auditors for the audit of our annual financial statements for the years ended December 31, 2011 and December 31, 2010 and any other fees billed for other services rendered by our auditors during these periods.

Yichien Yeh, CPA
Year ended December 31, 2011
Audit fees		$40,000
Audit-related fees	$
Tax fees	$
All other fees	$
Total		$40,000

Yichien Yeh, CPA
Year ended December 31, 2010
Audit fees		$40,000
Audit-related fees	$
Tax fees	$
All other fees	$
Total		$40,000

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

The financial statements are attached immediately after the signature page of this Form 10-K Annual Report.

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

101
The following materials from our Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

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

CHINA FORESTRY, INC.

Date : March 28, 2012	By:	/s/ Shengli Liu
Shengli Liu
President, Director

CHINA FORESTRY, INC. AND SUBSIDIARIES

TABLE OF CONTENTS
TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders of China Forestry, Inc.

We have audited the accompanying consolidated balance sheets of China Forestry, Inc. as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Forestry, Inc. as of December 31, 2011 and 2010 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred accumulated deficits of $2,491,558 and $2,680,580 as of December 31, 2011 and 2010, respectively. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Yichien Yeh, CPA
Oakland Gardens, New York
March 19, 2012

RDGXBRLParseBegin

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$16,308	42,333
Restricted cash (Note 10)	-	28,833
Accounts receivable, net (Note 5)	62,419	99,216
Other receivables	24,092	51,090
Other receivables-related parties (Note 17)	75,279	29,226
Inventories (Note 6)	1,626,720	1,207,846
Prepayment (Note 7)	129,817	29,786
Total Current Assets	1,934,635	1,488,330

Property, plant and equipment, net (Note 8)	83,957	13,359
Intangible assets (Note 9)	9,775	9,561
Total Assets	$2,028,367	1,511,250

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term loans (Note 10)	$1,054,327	1,056,377
Accounts payable	56,339	35,196
Other payables	5,045	8,975
Due to related parties (Note 17)	164,415	91,482
Accrued expenses	133,366	98,198
Interest payable	302,453	132,665
Advance from customers	2,383	56,911
Long-term loans due within one year (Note 11)	79,479	75,912
Total Current Liabilities	1,797,807	1,555,716
Convertible promissory note-shareholders (Note 12)	1,000,000	1,000,000
Total Liabilities	2,797,807	2,555,716

Shareholders' Equity (Deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 156,000,000 shares issued and outstanding	156,000	156,000
Additional Paid-in Capital	1,361,768	1,287,640
Accumulated Deficit	(2,491,558)	(2,680,580)
Accumulated other comprehensive income	204,350	192,474
Shareholders' Equity (Deficit)	(769,440)	(1,044,466)
Total Liabilities and Shareholders' Equity	$2,028,367	1,511,250

See Notes to Consolidated Financial Statements

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2011	2010

Revenue
Net sales	$2,184,165	$1,183,939

Cost of Godds Sold	(1,753,334)	(1,013,115)
Gross Profit	430,831	170,824

Operating Expenses
Selling expenses	69,907	6,064
General and administrative expenses (Note 13)	343,676	149,078
Total operating expenses	413,583	155,142
Income from operations	17,248	15,682

Other Income (Expenses)
Interest expense	(259,740)	(136,692)
Other income	431,553	164,893
Other expenses	(39)	(646,411)
Total other income (expenses)	171,774	(618,210)

Inocme (Loss) before income taxes	189,022	(602,528)
Income taxes	-	-
Net Income (Loss)	$189,022	$(602,528)

Earnings (Loss) per share - basic and diluted	$0.00	$0.00
Weighted average shares outstanding- basic and diluted	125,468,493	125,468,493

See Notes to Consolidated Financial Statements.

CHINA FORESTRY, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Income
For the Years Ended December 31, 2011 and 2010

	Common Stock		Additional	Accumulated Other			Comprehensive
		Par	Paid-In	Comprehensive	Accumulated		Income
	Shares	($0.001)	Capital	Income	Deficit	Total	(loss)
Balance as of December 31, 2009	56,000,000	$56,000	$1,756,360	$170,834	$-2,078,052	$-94,858

Effect of reverse merger	100,000,000	100,000	-468,720			-368,720

Net loss for the year					-602,528	-602,528	$-602,528

Foreign currency translation adjustment				21,640		21,640	21,640

Balance as of December 31, 2010	156,000,000	$156,000	$1,287,640	$192,474	$-2,680,580	$-1,044,466	$-580,888

Net income for the year					189,022	189,022	$189,022

Capital Contribution			74,128			74,128

Foreign currency translation adjustment				11,876		11,876	11,876

Balance as of December 31, 2011	156,000,000	$156,000	$1,361,768	$204,350	$-2,491,558	$-769,440	$200,898

See Notes to Consolidated Financial Statements.

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2011	2010
Operating Activities:
Net income (loss)	$189,022	$(602,528)
Adjustments to reconcile incom(loss) to net cash provided by operations
Depreciation	7,585	3,295
Provision for bad debts	45,924	1,969
Amortization of intangible assets	197	188
Gain on disposal of property, plant and equipment	619	6,515
Expenses of disposed subsidiary	-	10,104
Loss on disposal of subsidiary	-	640,786
Changes in operating assets and liabilities:
Restricted cash	28,833	(1,002)
Accounts receivable, net	5,470	(93,841)
Other receivables	12,401	(23,775)
Inventories	(418,874)	64,363
Prepayment	(100,031)	(22,473)
Accounts payable	21,143	(5,906)
Other payables	(4,855)	2,319
Accrued expenses	35,168	101,166
Interest payable	169,788	10,208
Advance from customers	(54,528)	56,911
Net cash provided by (used in) operating activities	(62,138)	148,299

Investing Activities
Purchase of properties, plant and equipment	(75,723)	(5,098)
Proceeds from disposal of properties, plant and equipments	619	13,000
Proceeds from sale of capital share of subsidiary	-	2,000
Loan made to related parties	(46,053)	(29,226)
Proceeds from repayment of loan made to related parties	63,553	-
Net cash provided by (used in) investing activities	(57,604)	(19,324)

Financing Activities
Proceeds from short-term and long-term loans	52,705	-
Proceeds from related parties	73,298	62,606
Repayment to related parties	(365)	(78,903)
Repayment of loans	(51,188)	(19,295)
Proceeds from capital contribution	13,250	-
Net cash provided by (used in) financing activities	87,700	(35,592)

Effect of exchange rate changes on cash	6,017	(59,290)

Increase(decrease) in cash	(26,025)	34,093
Cash at beginning of period	42,333	8,240
Cash at end of period	$16,308	$42,333

Supplemental disclosure of cash flow information
Interest paid	$103,060	$80,183
Income taxes paid	$-	$-

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

2.      GOING CONCERN

As reflected in the accompanying financial statements, the Company has accumulated deficits of $2,491,558 and $2,680,580 at December 31, 2011 and 2010, respectively. The Company’s owners have funded the losses and cash shortfalls allowing management to develop sales and contingency plans. The Company is also arranging for additional funding. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

o.      Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period.  Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  At December 31, 2011, the Company had no common stock equivalents that could potentially dilute future earnings per share.

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

The consolidated financial statements of the Company are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation,” codified with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency consolidated financial statements into U.S. dollars are included in determining comprehensive income. At December 31, 2011 and 2010, the cumulative translation adjustments of $204,350 and $192,474, respectively, were classified as items of accumulated other comprehensive income in the stockholders’ equity section of the balance sheet. For the years ended December 31, 2011 and 2010, other comprehensive income was $11,876 and $21,460, respectively.

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the consolidated financial statements were as follows:  As of December 31, 2011 and 2010, the Company used the period-end rates of exchange for assets and liabilities of $1 to RMB6.294 and $1 to RMB6.5897, respectively. For the years ended December 31, 2011 and 2010, the Company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1 to RMB6.4632 and $1 to RMB6.769, respectively. The Company used historical rates for equity.

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

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, and in December 2011 issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. These standards require entities to present items of net income and other comprehensive income either in a single continuous statement, or in separate, but consecutive, statements of net income and other comprehensive income. The new requirements do not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. Also, the earnings-per share computation does not change. However, the current option under existing standards to report other comprehensive income and its components in the statement of changes in equity is eliminated. For the Company, these standards are effective retrospectively beginning January 1, 2012. Since these standards impact presentation and disclosure requirements only, their adoption is not expected to have a material impact on the Company’s consolidated results of operations or financial condition.

4.      SIGNIFICANT CONCENTRATIONS

Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist of cash and accounts receivable as of December 31, 2011 and 2010. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

The major part of the Company’s cash at December 31, 2011 and 2010 is maintained at one financial institution in the PRC which does not provide insurance for amounts on deposit.  The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

Geographic Concentration

For the years ended December 31, 2011 and 2010 the Company’s sales were mainly made to customers located in the PRC. In addition, total accounts receivables as of December 31, 2011 and 2010 also arose from customers located in the PRC.

Customer Concentration

In 2009, the Company changed its sales strategy by switching the focused product in the market. This change resulted in concentration on certain customers for the Company’s sales. The following table sets forth information as to the revenue derived from those customers that accounted for more than 10% of our revenue for the years ended December 31, 2011 and 2010:

	For the Years Ended		For the Years Ended
	December 31, 2011		December 31, 2010
	Amount	%	Amount	%
Ruby Green Engineering Co., Ltd. Shanxi	$288,116	13%	$212,283	18%
Chongqing City, Black Rock Hill Comprehensive Tourism Development Co., Ltd.	401,757	18%
Xi’an Grass Nursery			169,628	14%
Qingdao Shao Hua Flower Garden Co., Ltd.			172,483	15%

5.      ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	December 31	December 31
	2011	2010

Accounts receivable	$81,048	$99,216
Less: Allowance for doubtful accounts	(18,629)	-
Accounts receivable, net	$62,419	$99,216

6.      INVENTORIES

Inventories consist of the following:

	December 31	December 31
	2011	2010

Inventories	$1,657,166	$1,207,846
Less: Allowance for obsolescence	(30,446)	-
Inventories, net	$1,626,720	$1,207,846

7.      PREPAYMENT

As of December 31, 2011 and 2010, the Company made prepayment for rental of land and advance to suppliers for $129,817 and $29,786, respectively.

8.      PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31	December 31
	2011	2010

Buildings	$20,446	$17,970
Machinery and equipment	10,424	-
Transportation equipment	93,369	81,277
Office equipment	12,062	8,778
	136,301	108,025
Less: Accumulated depreciation	(90,345)	(94,666)
Add: Construction in process	38,001	-
Property, plant, and equipment, net	$83,957	$13,359

The depreciation was $7,585 and $3,295 for the years ended December 31, 2011 and 2010, respectively. They are broken down as follows:

	For the Years Ended
	December 31,
	2011	2010

Cost	$2,208	$2,604
Operating expenses	5,377	691
Total	$7,585	$3,295

9.      INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31	December 31
	2011	2010

Land use right	$11,598	$11,078

Less: Accumulated amortization	(1,823)	(1,517)
Intangible assets, net	$9,775	$9,561

The amortization for land use right was $197 and $188 for the years ended December 31, 2011 and 2010, respectively. They are broken down as follows:

	For the Years Ended
	December 31,
	2011	2010

Cost	$197	$188
Operating expenses	-	-
Total	$197	$188

As of December 31, 2011 and 2010, land use right of the Company, was pledged as collateral under certain loan agreements (see Note 10)

10.      SHORT-TERM LOANS

Short-term loans consist of the following:

December 31, 2011

	Loan Amount	Duration	Annual Interest Rate	Collateral
Agricultural Development Bank of China-Hanzhong Branch	$538,608	2009.9.8-2010.9.7	8.96%	737 mu (491,357.9 square meters) of forest land use right
Chang'An Bank-Hanzhong Branch	214,490	2007.7.9- 2008.7.8	15.77%	Credit loan
	753,098
Loans from nonfinancial institutions and individuals	301,229
	$1,054,327

December 31, 2010

	Loan Amount	Duration	Annual Interest Rate	Collateral
Agricultural Development Bank of China-Hanzhong Branch	$576,658	2009.9.8-2010.9.7	6.51%	737 mu (491,357.9 square meters) of forest land use right
Chang'An Bank-Hanzhong Branch	227,628	2007.7.9- 2008.7.8	15.77%	Credit loan
	804,286
Loans from nonfinancial institutions and individuals	252,091
	$1,056,377

Interest expense for short-term loans and due to related parties was $157,882 and $85,924 for the years ended December 31, 2011 and 2010, respectively.

Forest land use right secured for short-term loans is use right of 737 MU (491,357.9square meters) forest land granted from government with carrying value as the followings:

	December 31	December 31
	2011	2010

Land use right	$358	$310

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

For the loan from Agricultural Development Bank of China-Hanzhong Branch, compensating balance is required. As of December 31, 2011 and 2010, compensating balance was $0 and $28,833, respectively. The compensating balance is classified as restricted cash.

11.      LONG-TERM LOANS

Long-term loans consist of the following:

December 31, 2011

	Loan Amount	Duration	Annual Interest Rate	Collateral
The Bureau of Finance of Chenggu County	$79,479	2006.3.9 - 2010.11.30	2.40%	Credit Loan
Less: principal due within one year	(79,479)
	$-

December 31, 2010

	Loan Amount	Duration	Annual Interest Rate	Collateral
The Bureau of Finance of Chenggu County	$75,912	2006.3.9 - 2010.11.30	2.40%	Credit Loan
Less: principal due within one year	(75,912)
	$-

Total Interest expense for long-term loans was $1,858 and $4,467 for the years ended December 31, 2011 and 2010, respectively.

The loan is currently past due and the related interest expense has been accrued. The Company is subject to related penalty from the Bureau of Finance of Chenggu County due to default.

12.      CONVERTIBLE PROMISSORY NOTE-SHAREHOLDERS

The $1,000,000 convertible promissory note was issued to FIHK’s prior shareholders to execute Shares Exchange Agreement between the Company and FIHK on July 15 2010. The note is convertible into 68,000,000 shares of the Company’s common stock. The note bears a 10% annual interest rate and its principal and accrued interest are due on June 10, 2015 or on such earlier date that the note is converted. For the years ended December 31, 2011 and 2010, the interest expense for this note was $100,000 and 46,301, respectively.

13.      GERNERAL AND ADMINISTRATIVE

For the years ended December 31, 2011 and 2010, the amount of general and administrative expenses mainly composed of the following events:

	For the Years Ended
	December 31,
	2011	2010

Office expense	$14,473	$12,458
Salary and welfare	59,995	26,443
Employee insurance	17,847	12,083
Audit and accounting	81,640	27,623
Legal service fee	25,082	5,813
Entertainment fee	28,135	13,437
Depreciation expense	34,750	691
Bad debts expense	45,924	1,969
Others	35,830	48,561
Total	$343,676	$149,078

14.      CHINA CONTRIBUTION PLAN

Full time employees of the Company participate in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company’s subsidiaries to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly basic compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations. The Company has no further commitments beyond its monthly contribution. For the years ended December 31, 2011 and 2010, the total provisions for such employee benefits were $17,788 and $12,083, respectively.

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

16.      INCOME TAX

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

The Company has no United States corporate income tax liability as of December 31, 2011 and 2010.

17.      RELATED PARTY TRANSACTION

All transactions associated with the following companies or individuals are considered to be related party transactions.

Name	Relationship

Hanzhong Bashan God Grass Biological Development Co., Ltd.	A company controlled by relative of Hengtai's CEO
Yang, Yung Li	*Previous owner of Hengtai
Shau, Jen Heng	*Previous owner and CEO of Hengtai
Qinba Taxus Association	An organization controlled by the Company
Liu, Sheng Li	Chairman, President and Director,

*In September 2010, Xian Qiying Bio-Tech Limited acquired 100% capital of Hengtai from previous owners.

Due to related parties

	December 31	December 31
Name	2011	2010

Yang, Yung Li	$76,397	76,762
Shau, Jen Heng	88,018	14,720
Total	$164,415	$91,482

"Due to related parties" represents loans payable that are unsecured, and have no fixed terms of repayment, and are therefore deem payable on demand. Due to Shau, Jen Heng is subject to interest and the interest rate is from 10%~15%. Other due to related parties is not interest bearing.

Other receivables-related parties

	December 31	December 31
Name	2011	2010

Hanzhong Bashan God Grass Biological Development Co., Ltd.	$75,279	$24,674
Qinba Taxus Association	-	4,552
Total	$75,279	$29,226

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

19.      OPERATING LEASE COMMITMENT

The Company leases land under operating leases which are for 3~30 years and, expire beginning on April 30, 2011. The rents were $37,969 and $39,537 for the years ended December 31, 2011 and 2010, respectively. They are broken down as follows:

	For the Years Ended
	December 31,
	2011	2010

Cost	$37,969	$39,537
Operating expenses	-	-
Total	$37,969	$39,537

Future minimum lease payments for operating leases with initial or remaining noncancelable terms in excess of one year are as follows:

Year ending December 31,

2012	$41,427
2013	39,774
2014	39,174
2015	35,787
2016	35,029
$191,191
RDGXBRLParseEnd