Form 10-Q
period 2012-03-31
CHINA FORESTRY INC
filed 2012-05-14
CIK 805729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of March 31, 2012, 156,000,000 shares of common stock and as of May 04, 2012, 156,000,000 shares of common stock.

CHINA FORESTRY, INC.

Form 10-Q for the period ended March 31, 2012

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$72,037	16,308
Accounts receivable, net (Note 5)	96,626	62,419
Other receivables	45,952	24,092
Other receivables-related parties (Note 16)	-	75,279
Inventories (Note 6)	1,812,569	1,626,720
Prepayment (Note 7)	93,391	129,817
Total Current Assets	2,120,575	1,934,635

Property, plant and equipment, net (Note 8)	86,139	83,957
Intangible assets, net (Note 9)	9,710	9,775
Total Assets	$2,216,424	2,028,367

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term loans (Note 10)	$953,625	1,054,327
Accounts payable	39,389	56,339
Other payables	25,183	5,045
Due to related parties (Note 16)	173,044	164,415
Accrued expenses	101,993	133,366
Interest payable	340,978	302,453
Advance from customers	2,858	2,383
Long-term loans due within one year (Note 11)	79,428	79,479
Total Current Liabilities	1,716,498	1,797,807

Convertible promissory note-shareholders (Note 12)	1,000,000	1,000,000
Total Liabilities	2,716,498	2,797,807

Shareholders' Equity (Deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 156,000,000 shares issued and outstanding	156,000	156,000
Additional Paid-in Capital	1,361,768	1,361,768
Accumulated Deficit	(2,222,411)	(2,491,558)
Accumulated other comprehensive income	204,569	204,350
Shareholders' Equity (Deficit)	(500,074)	(769,440)
Total Liabilities and Shareholders' Equity	$2,216,424	2,028,367

See Notes to Consolidated Financial Statements

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2012	2011

Revenue
Net sales	$743,963	$530,989

Cost of Goods Sold	(546,441)	(420,134)
Gross Profit	197,522	110,855

Operating Expenses
Selling expenses	13,854	8,369
General and administrative expenses (Note 13)	71,260	67,762
Total operating expenses	85,114	76,131
Income from operations	112,408	34,724

Other Income (Expenses)
Interest expense	(52,516)	(54,069)
Other income	209,255	113,690
Total other income (expenses)	156,739	59,621

Loss before income taxes	269,147	94,345
Income taxes	-	-
Net Income	$269,147	$94,345

Net Loss per share - basic and diluted	$0.002	$0.001
Weighted average shares outstanding- basic and diluted	156,000,000	156,000,000

Comprehensive Income
Net income	$269,147	$94,345
Other comprehensive income - Foreign currency translation adjustment	219	866
Comprehensive income	$269,366	$95,211

See Notes to Consolidated Financial Statements.

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2012	2011

Operating Activities:
Net income	$269,147	$94,345
Adjustments to reconcile income to net cash provided by operations
Depreciation	2,598	915
Provision for bad debts	-	3,366
Amortization of intangible assets	50	48
Gain on disposal of property, plant and equipment	-	(608)
Changes in operating assets and liabilities:
Restricted cash	-	(182)
Accounts receivable, net	(34,207)	35,788
Other receivables	(21,860)	(3,894)
Inventories	(185,849)	(14,817)
Prepayment	36,426	(29,395)
Accounts payable	(16,950)	(9,190)
Other payables	20,138	694
Accrued expenses	(31,373)	(15,745)
Interest payable	38,525	42,427
Advance from customers	475	(12,904)
Net cash provided by operating activities	77,120	90,848

Investing Activities
Purchase of properties, plant and equipment	(4,830)	(22,818)
Proceeds from disposal of properties, plant and equipments	-	608
Proceeds from repayment of loan made to related parties	75,279	-
Net cash provided by (used in) investing activities	70,449	(22,210)

Financing Activities
Proceeds from related parties	8,678	61,043
Repayment to related parties	(49)	(24,765)
Repayment of loans	(100,753)	(48,403)
Net cash used in financing activities	(92,124)	(12,125)

Effect of exchange rate changes on cash	284	(1,903)

Increase in cash	55,729	54,610
Cash at beginning of period	16,308	42,333
Cash at end of period	$72,037	$96,943

Supplemental disclosure of cash flow information
Interest paid	$13,915	$19,873
Income taxes paid	$-	$-

See Notes to Consolidated Financial Statements.

CHINA FORESTRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.      ORGANIZATION AND BUSINESS BACKGROUND

The Company was incorporated under the name of Patriot Investment Corp. on February 13, 1986 under the laws of the State of Nevada. In January 2008, the Company filed an amendment to its articles of incorporation to change the name to China Forestry Inc. (“the Company”). The Company is principally engaged in the growing and harvesting of timber and manufacture and marketing of lumber in the People’s Republic of China (“PRC”) through its holdings and subsidiaries.

On June 26, 2007, the Company closed the share exchange transaction and acquired 100% Jin Yuan Global Limited, HK Holding Company, who directly owns 51% of Harbin Senrun Forestry Development Co., Ltd. (“Harbin Senrun”) and indirectly owns 49% of Harbin SenRun  through a wholly 100% owned subsidiary Jin Yuan Global Limited Trust. Harbin Senrun was a PRC operating company that principally engaged in the growing and harvesting of timber and manufacture and marketing of lumber in the People’s Republic of China (“PRC”).

On July 15, 2010, the Company closed the transactions contemplated by the Share Exchange Agreement and acquired Financial International (Hong Kong) Holdings Co. (“FIHK”), a holding company organized and existing under the laws of the Hong Kong SAR of the People’s Republic of China on January 8, 2009, as its wholly owned subsidiary. FIHK has no other material operations except it has entered into a series of contractual obligations with Hanzhong Hengtai Bio-Tech Limited (“Hengtai”), a company organized and existing under the laws of the People’s Republic of China on October 22, 2003.

Hanzhong Hengtai Bio-Tech Limited (“Hengtai”) is a company incorporated under the laws of the People’s Republic of China (“China”) that engaged in the plantation and sale of garden plants used in landscaping, such as Chinese Yews of the types Taxus chinensis var. mairei and Taxus media, as well as the holders of 100% of the voting shares of Hengtai.

The Company’s relationship with Hengtai and its shareholders is governed by a series of contractual arrangements among FIHK, Hengtai and the 100% holders of the share capital of Hengtai (the “Hengtai Shareholders”) entered on April 1, 2010. The contractual arrangements include a Consulting Services Agreement, a Business Operating Agreement, an Equity Pledge Agreement, an Exclusive Option Agreement, and a Voting Rights Proxy Agreement (collectively the “VIE Agreements”). Under the laws of China, the VIE Agreements constitute valid and binding obligations of the parties of such agreements. Each of the VIE Agreements and the rights and obligations of the parties thereto are enforceable and valid in accordance with the laws of China.

On December 14, 2010, following the resolution of the Board of Directors to terminate the timber business, the Company closed a sale and purchase transaction contemplated by a Sale and Purchase Agreement and sold 100% of Jin Yuan Global Limited along with all its directly or indirectly owned subsidiaries Harbin Senrun for $2,000. A loss of $640,786 was recognized from the disposal.

On May 20, 2011, the Board of Directors of the Company authorized the termination of the VIE Agreements. In connection with the termination of the VIE Agreements, FIHK exercised its rights under the Exclusive Option Agreement to direct Xi’An Qi Ying Bio-Tech Limited, a company organized and existing under the laws of the People’s Republic of China (“Xi’An Qi Ying”), the indirect wholly owned subsidiary of FIHK, to acquire all of the equity capital of Hengtai.  As a result, Hengtai became an indirect wholly owned subsidiary of FIHK.

The Exclusive Option Agreement was exercised in a manner that the Hengtai Shareholders transferred all of their equity capital in Hengtai to Xi’An Qi Ying.  At or about the same time, Spone Limited, a company organized and existing under the laws of the Hong Kong SAR of the People’s Republic of China (“Spone”), acquired all of the capital stock of Xi’An Qi Ying, so that it became a direct wholly owned subsidiary of Spone.  FIHK then acquired all of the capital stock of Spone, so that it became a direct wholly owned subsidiary of FIHK.

As a result of the termination of the VIE Agreements, Hengtai became an indirect wholly owned subsidiary of the Company, and a direct wholly owned subsidiary of Xi’An Qi Ying. Previously, the status of Hengtai under the VIE Agreements was a company that was controlled by FIHK pursuant to contractual provisions of the VIE Agreements whose equity capital was owned by the original Hentai Shareholders.

As a result of a series of reverse acquisition transactions above, the Company now owns all of the issued and outstanding capital stock of its subsidiaries. Since there is common control between the Company and all the subsidiaries, for accounting purposes, the acquisition of Xi’An Qi Ying and Henngtai has been treated as a recapitalization with no adjustment to the historical basis of the assets and liabilities of the consolidated company based on Financial Accounting Standards Board (FASB) rules on business combinations and transactions among entities under common control. The restructuring has been accounted for using the “as if” pooling method of accounting and the operations were consolidated as if the restructuring had occurred as of the beginning of the earliest period presented in our consolidated financial statements and the current corporate structure had been in existence throughout the periods covered by our consolidated financial statements.

2.      GOING CONCERN

As reflected in the accompanying financial statements, the Company has accumulated deficits of $2,222,411 at March 31, 2012. The Company’s owners have funded the losses and cash shortfalls allowing management to develop sales and contingency plans. The Company is also arranging for additional funding. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.      Basis of Preparation

The accompanying financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("US GAAP").  All significant intercompany accounts and transactions have been eliminated in consolidation.

b.      Interim Financials

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto contained in its report on Form 10-K for the year ended December 31, 2011.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at March 31, 2012, and the results of its operations and cash flows for the three month periods ended March 31, 2012 and 2011. The results of operations for the period ended March 31, 2012 are not necessarily indicative of the results to be expected for future quarters or the full year.

c.      Variable Interest Entities

Prior to May 11, 2011, Hengtai is considered a variable interest entity (“VIE”), and FIHK, the Company’s wholly owned subsidiary, is the primary beneficiary. The Company’s relationships with Hengtai and its shareholders are governed by a series of contractual arrangements between the Company and Hengtai, which is an operating company in the PRC. The contractual arrangements constitute valid and binding obligations of the parties of such agreements. Each of the contractual arrangements and the rights and obligations of the parties thereto are enforceable and valid in accordance with the laws of the PRC. On April 1, 2010, FIHK entered into the following contractual arrangements with Hengtai:

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

As a result of the termination of the VIE Agreements, Hengtai became an indirect wholly owned subsidiary of the Company, and a direct wholly owned subsidiary of Xi’An Qi Ying. Previously, the status of Hengtai under the VIE Agreements was a company that was controlled by FIHK pursuant to contractual provisions of the VIE Agreements whose equity capital was owned by the original Hentai Shareholders.

d.      Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

e.      Use of Estimates

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

f.      Financial Instruments

The carrying amount reported in the balance sheet for cash, accounts receivable, inventory, other receivables, short-term loans, accounts payable, other payables, accrued expenses, interest payable and long-term loans approximate fair value because of the immediate or short-term maturity of these financial instruments.

g.      Fair Value Accounting

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

h.      Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and demand deposits with banks. Cash deposits with banks are held in financial institutions in China, which have no federally insured deposit protection. Accordingly, the Company has a concentration of credit risk related to these uninsured deposits.

i.      Accounts Receivable

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

j.      Inventories

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

k.      Property, Plant, and Equipment

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

l.      Intangible Assets

Intangible assets are stated in the balance sheet at cost less accumulated amortization. The costs of the intangible assets are amortized on a straight-line basis over their estimated useful lives. The respective amortization periods for the intangible assets are as follows:

Land use right	30-70 years

m.      Impairment of Long-Lived Assets

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

n.      Comprehensive Income

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

n.      Revenue Recognition

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

o.      Advertising expense

The advertising costs are expensed as incurred and included in selling expenses.

p.      Income Taxes

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

The Company is exempt from paying income tax in China as it produces the products which fall into the tax exemption list issued by the Chinese government.

q.      Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period.  Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  At March 31, 2012, the Company has an outstanding convertible debenture that is convertible into 68,000,000 shares of common stock.  The potential dilution associated with convertible debt was excluded from the calculation as it will create an anti-dilutive effect. The basic and diluted earnings per share for the three months ended March 31, 2012 and 2011 as follows:

	For the Three Months Ended
	March 31,
	2012	2011
Numerator
Net income	$269,147	$94,345
Net income without convertible interest expense	$294,079	$119,003
Denominator
Weighted average common shares outstanding – basic	156,000,000	156,000,000
Dilution associated with convertible debt	-	-
Weighted average common shares outstanding – diluted	156,000,000	156,000,000
	-
Basic earnings (loss) per share	$0.002	$0.001
Diluted earnings (loss) per share	$0.002	$0.001

r.      Segment Information

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

s.      Foreign Currency Translation

The Company’s functional currency is Chinese Renminbi (“RMB”) and its reporting currency is the U.S. dollar. Transactions denominated in foreign currencies are translated into U.S. dollars at the exchange rate in effect on the date of the transactions. Exchange gains or losses on transactions are included in earnings.

The consolidated financial statements of the Company are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation,” codified with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency consolidated financial statements into U.S. dollars are included in determining comprehensive income. At March 31, 2012 and December 31, 2011, the cumulative translation adjustments of $204,569 and $204,350, respectively, were classified as items of accumulated other comprehensive income in the stockholders’ equity section of the balance sheet. For the three months ended March 31, 2012 and 2011, other comprehensive income was $219 and $866, respectively.

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the consolidated financial statements were as follows:  As of March 31, 2012 and December 31, 2011, the Company used the period-end rates of exchange for assets and liabilities of $1 to RMB6.298 and $1 to RMB6.294, respectively. For the three months ended March 31, 2012 and 2011, the Company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1 to RMB6.3089 and $1 to RMB6.5828, respectively. The Company used historical rates for equity.

t.      Related Parties

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

u.      Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

v.      Recently Issued Accounting Pronouncements

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

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, and in December 2011 issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. These standards require entities to present items of net income and other comprehensive income either in a single continuous statement, or in separate, but consecutive, statements of net income and other comprehensive income. The new requirements do not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. Also, the earnings-per share computation does not change. However, the current option under existing standards to report other comprehensive income and its components in the statement of changes in equity is eliminated. For the Company, these standards are effective retrospectively beginning January 1, 2012. Since these standards impact presentation and disclosure requirements only, their adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures About Offsetting Assets and Liabilities, which creates new disclosure requirements regarding the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. Certain disclosures of the amounts of certain instruments subject to enforceable master netting arrangements or similar agreements would be required, irrespective of whether the entity has elected to offset those instruments in the statement of financial position. The ASU is effective January 1, 2013 with retrospective application required. Since this standard impacts disclosure requirements only, its adoption will not have a material impact on the Company’s results of operations or financial condition.

In December 2011, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update No. 2011-12 (“ASU 2011-12”), Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The provisions of ASU 2011-12 became effective in fiscal years beginning after December 15, 2011. The adoption of ASU 2011-12 did not materially impact our financial statements.

The Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

4.      SIGNIFICANT CONCENTRATIONS

Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist of cash and accounts receivable as of March 31, 2012 and December 31, 2011. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

The major part of the Company’s cash at March 31, 2012 and December 31, 2011 is maintained at one financial institution in the PRC which does not provide insurance for amounts on deposit.  The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

Geographic Concentration

For three months ended March 31, 2012 and 2011 the Company’s sales were mainly made to customers located in the PRC. In addition, total accounts receivables as of March 31, 2012 and December 31, 2011 also arose from customers located in the PRC.

Customer Concentration

In 2009, the Company changed its sales strategy by switching the focused product in the market. This change resulted in concentration on certain customers for the Company’s sales. The following table sets forth information as to the revenue derived from those customers that accounted for more than 10% of our revenue for the three months ended March 31, 2012 and 2011:

	For the three Months Ended		For the Three Months Ended
	March 31, 2012		March 31, 2011
	Amount	%	Amount	%
Cheng Junhui	$137,381	18%	$61,339	12%
Ruby Green Engineering Co., Ltd. Shanxi	$289,842	39%

5.      ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	March 31	December 31
	2012	2011
Accounts receivable	$115,243	$81,048
Less: Allowance for doubtful accounts	(18,617)	(18,629)
Accounts receivable, net	$96,626	$62,419

6.      INVENTORIES

Inventories consist of the following:

	March 31	December 31
	2012	2011
Inventories	$1,812,569	$1,657,166
Less: Allowance for obsolescence	-	(30,446)
Inventories, net	$1,812,569	$1,626,720

7.      PREPAYMENT

As of March 31, 2012 and December 31, 2011, the Company made prepayment for rental of land and advance to suppliers for $93,391 and $129,817, respectively.

8.      PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment consist of the following:

	March 31	December 31
	2012	2011
Buildings	$20,653	$20,446
Machinery and equipment	10,418	10,424
Transportation equipment	93,310	93,369
Office equipment	15,241	12,062
Total	139,622	136,301
Less: Accumulated depreciation	(92,890)	(90,345)
Add: Construction in process	39,407	38,001
Property, plant, and equipment, net	$86,139	$83,957

The depreciation was $2,598 and $915 for the three months ended March 31, 2012 and 2011, respectively. They are broken down as follows:

	For the Three Months Ended
	March 31,
	2012	2011
Cost of goods	$677	$159
Operating expenses	1,921	756
Total	$2,598	$915

9.      INTANGIBLE ASSETS

Intangible assets consist of the following:

	March 31	December 31
	2012	2011
Land use right	$11,591	$11,598

Less: Accumulated amortization	(1,881)	(1,823)
Intangible assets, net	$9,710	$9,775

The amortization for land use right was $50 and $48 for the three months ended March 31, 2012 and 2011, respectively. They are broken down as follows:

	For the Three Months Ended
	March 31,
	2012	2011
Cost of goods	$50	$48
Operating expenses	-	-
Total	$50	$48

As of March 31, 2012 and December 31 2011, land use right of the Company, was pledged as collateral under certain loan agreements (see Note 10)

10.      SHORT-TERM LOANS

Short-term loans consist of the following:

March 31, 2012

	Loan Amount	Duration	Annual Interest Rate	Collateral
Agricultural Development Bank of China-Hanzhong Branch	$538,266	2009.9.8-2010.9.7	8.96%	737 mu (491,357.9 square meters) of forest land use right
Chang'An Bank-Hanzhong Branch	214,354	2007.7.9- 2008.7.8	15.77%	Credit loan
	752,620
Loans from nonfinancial institutions and individuals	201,005
Total	$953,625

December 31, 2011

	Loan Amount	Duration	Annual Interest Rate	Collateral
Agricultural Development Bank of China-Hanzhong Branch	$538,608	2009.9.8-2010.9.7	8.96%	737 mu (491,357.9 square meters) of forest land use right
Chang'An Bank-Hanzhong Branch	214,490	2007.7.9- 2008.7.8	15.77%	Credit loan
	753,098
Loans from nonfinancial institutions and individuals	301,229
Total	$1,054,327

Interest expense for short-term loans was $23,064 and $24,863 for the three months ended March 31, 2012 and 2011, respectively.

Forest land use right secured for short-term loans is use right of 737 MU (491,357.9square meters) forest land granted from government with carrying value as the followings:

	March 31	December 31
	2012	2011
Land use right	$358	$358

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

For the loan from Agricultural Development Bank of China-Hanzhong Branch, compensating balance is required. As of March 31, 2012 and December 31, 2011, compensating balance was $0. The compensating balance is classified as restricted cash.

11.    LONG-TERM LOANS

Long-term loans consist of the following:

March 31, 2012

	Loan Amount	Duration	Annual Interest Rate	Collateral
The Bureau of Finance of Chenggu County	$79,428	2006.3.9 - 2010.11.30	2.40%	Credit Loan
Less: principal due within one year	(79,428)
Total, net	$-

December 31, 2011

	Loan Amount	Duration	Annual Interest Rate	Collateral
The Bureau of Finance of Chenggu County	$79,479	2006.3.9 - 2010.11.30	2.40%	Credit Loan
Less: principal due within one year	(79,479)
Total, net	$-

Total Interest expense for long-term loans was $476 and $456 for the three months ended March 31, 2012 and 2011, respectively.

The loan is currently past due and the related interest expense has been accrued. The Company is subject to related penalty from the Bureau of Finance of Chenggu County due to default.

12.    CONVERTIBLE PROMISSORY NOTE-SHAREHOLDERS

The $1,000,000 convertible promissory note was issued to FIHK’s prior shareholders to execute Shares Exchange Agreement between the Company and FIHK on July 15 2010. The outstanding principal amount of this Note, together with all accrued and unpaid interest due thereunder is convertible into Sixty Eight Million (68,000,000) shares of the Company’s common stock. The note bears a 10% annual interest rate and its principal and accrued interest are due on June 3, 2015 or on such earlier date that the note is converted.

For the three months ended March 31, 2012 and 2011, the interest expense for this note was $24,932 and 24,658, respectively.

13.    GENERAL AND ADMINISTRATIVE

For the three months ended March 31, 2012 and 2011, the amount of general and administrative expenses mainly composed of the following events:

	For the Three Months Ended
	March 31,
	2012	2011
Office expense	$4,014	$6,208
Salary and welfare	17,538	17,468
Employee insurance	3,390	4,004
Audit and accounting	10,644	5,548
Legal service fee	7,500	4,019
Entertainment fee	6,814	9,280
Depreciation expense	1,921	756
Bad debt expense	-	3,366
Others	19,439	17,113
Total	$71,260	$67,762

14.    CHINA CONTRIBUTION PLAN

Full time employees of the Company participate in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company’s subsidiaries to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly basic compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations. The Company has no further commitments beyond its monthly contribution. For the three months ended March 31, 2012 and 2011, the total provisions for such employee benefits were $3,390 and $4,004, respectively.

Though provisions were made, the Company did not make full monthly contribution to these funds.  In the event that any current or former employee files a complaint with the PRC government, the Company may be subject to administrative fines. As the Company believes that these fines would not be material, no accrual for such fines has been made in this regard.

15.    STATUTORY RESERVES

Pursuant to the laws applicable to the PRC, PRC entities must make appropriations from after-tax profit to the non-distributable “statutory surplus reserve fund”. Subject to certain cumulative limits, the “statutory surplus reserve fund” requires annual appropriations of 10% of after-tax profit until the aggregated appropriations reach 50% of the registered capital (as determined under accounting principles generally accepted in the PRC ("PRC GAAP") at each year-end). For foreign invested enterprises and joint ventures in the PRC, annual appropriations should be made to the “reserve fund”. For foreign invested enterprises, the annual appropriation for the “reserve fund” cannot be less than 10% of after-tax profits until the aggregated appropriations reach 50% of the registered capital (as determined under PRC GAAP at each year-end). If the Company has accumulated loss from prior periods, the Company is able to use the current period net income after tax to offset against the accumulate loss. Therefore, the Company did not make any appropriations to the reserve funds mentioned above.

16.    RELATED PARTY TRANSACTION

All transactions associated with the following companies or individuals are considered to be related party transactions.

Name	Relationship

Hanzhong Bashan God Grass Biological Development Co., Ltd.	A company controlled by relative of Hengtai's CEO
Yang, Yung Li	*Previous owner of Hengtai
Shau, Jen Heng	*Previous owner and CEO of Hengtai
Qinba Taxus Association	An organization controlled by the Company
Liu, Sheng Li	Chairman, President and Director,

*In September 2010, Xian Qiying Bio-Tech Limited acquired 100% capital of Hengtai from previous owners.
Due to related parties

	March 31	December 31
Name	2012	2011
Yang, Yung Li	$76,348	76,397
Shau, Jen Heng	96,696	88,018
Total	$173,044	$164,415

"Due to related parties" represents loans payable that are unsecured, and have no fixed terms of repayment, and are therefore deem payable on demand. Due to related parties is subject to interest rate from 10%~15%.

Interest expense for related party loans was $4,044 and $4,092 for the three months ended March 31, 2012 and 2011, respectively.

Other receivables-related parties

	March 31	December 31
Name	2012	2011
Hanzhong Bashan God Grass Biological Development Co., Ltd.	$-	$75,279

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

18.      OPERATING LEASE COMMITMENT

The Company leases land under operating leases which are for 3~30 years and, expire beginning on April 30, 2011. The rents were $16,521 and $16,283 for the three months ended March 31, 2012 and 2011, respectively.

They are broken down as follows:

	For the Three Months Ended
	March 31,
	2012	2011
Cost of goods	$16,521	$16,283
Operating expenses	-	-
Total	$16,521	$16,283

Future minimum lease payments for operating leases with initial or remaining noncancelable terms in excess of one year are as follows:

Year ending December 31,
2012	$41,400
2013	39,749
2014	39,150
2015	35,764
2016	35,007
$191,070

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

In May 20, 2011, FIHK exercised its rights under the Exclusive Option Agreement to direct Xi’An Qi Ying Bio-Tech Limited, a company organized and existing under the laws of the People’s Republic of China (“Xi’An Qi Ying”), the indirect wholly owned subsidiary of FIHK, to acquire all of the equity capital of Hengtai.  The Exclusive Option Agreement was exercised in a manner that the shareholders of Hengtai transferred all of their equity capital in Hengtai to Xi’An Qi Ying.  At or about the same time, Spone Limited, a company organized and existing under the laws of the Hong Kong SAR of the People’s Republic of China (“Spone”), acquired all of the capital stock of Xi’An Qi Ying, so that it became a direct wholly owned subsidiary of Spone.  FIHK then acquired all of the capital stock of Spone, so that it became a direct wholly owned subsidiary of FIHK. As a result, Hengtai became an indirect wholly owned subsidiary of FIHK and also accordingly became the indirect wholly owned subsidiary of us.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Net Sales

We had net sales of $743,963 for the three months ended March 31, 2012 as compared to $530,989 for the three months ended March 31, 2011, an increase of $212,974 or approximately 40%.  The increase in sales resulted from increase demand of products from customers as the Company has increased its spending in advertising and promotion.

Cost of Sales and Gross Profit

For the three months ended March 31, 2012, cost of sales amounted to $546,441 as compared to cost of sales of $420,134 for the three months ended March 31, 2011.  Gross profit for the three months ended March 31, 2012 was $197,522, as compared to $110,855 for the three months ended March 31, 2011. Gross margin for the periods was 27% and 21%, respectively.

Operating Expenses

For the three months ended March 31, 2012, total operating expenses were $85,114 as compared to $76,131 for the three months ended March 31, 2011, an increase of $8,983, or approximately 12%.  The increase was mainly due to increase in accounting and legal fees and depreciation expenses. The Company also increased selling expenses by advertising and promotions to attract customers.

Other Income (Expenses), net

For the three months ended March 31, 2012, total other income were $156,739 as compared to total other income of $59,621 for the three months ended March 31, 2011.  The increase in total other income for the three month period ended March 31, 2012 as compared to March 31, 2011 was attributable to subsidy and incentives received from the government.

Net Income (Loss)

As a result of these factors, we reported a net income of $269,147 or $0.002 per share for the three months ended March 31, 2012, as compared to a net income of $94,345 or $0.001 per share for the same period in 2011. The increase in net income was attributable to increase in sales with the corresponding consistent sales, general and administration expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents

At March 31, 2012, we had cash and cash equivalents of $72,037. Our working capital was $405,506 and $136,828 at March 31, 2012 and December 31, 2011, respectively.

Operating activities

Net cash provided in operating activities for the three months ended March 31, 2012 was $77,120 as compared to net cash provided in operating activities of $90,848 for the three months ended March 31, 2011.

For the three months ended March 31, 2012, we had net income of $270,574. Our inventories increased by $185,849, accounts payable decreased by $16,950, accounts receivable increased by $46,831, other receivables increased by $34,207, prepayments decreased by $36,426, accrued liabilities and other current liabilities increased by $27,765, offset by non-cash items such as depreciation and amortization of $2,648.

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

Investing activities

Net cash provided by investing activities for the three months ended March 31, 2012 was $70,449 as compared to net cash used in investing activities for the three months ended March 31, 2011 was $22,210.

For the three months ended March 31, 2012, we acquired property and equipment of $4,830. In addition, we received $75,279 from our related parties as repayment of loans.

For the three months ended March 31, 2011, we acquired property and equipment of $22,818 and disposed property and equipment of $608.

Financing activities

Net cash used in financing activities for the three months ended March 31, 2012 was $92,124 as compared to net cash used in financing activities for the three months ended March 31, 2011 of $12,125.

For the three months ended March 31, 2012, we repaid $100,753 of loans. We have borrowed 8,678 from related parties and repaid $49 to related parties.

For the three months ended March 31, 2011, we have borrowed 61,043 from related parties and repaid $24,765 to related parties. We also repaid unrelated party loans of $48,403.

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

Related Parties Transactions

We have historically funded our cash needs through a series of debt transactions, primarily with related parties. Amounts due to related parties as of March 31, 2012 and 2011 were $173,044 and 164,415, respectively.

Significant Accounting Policies

Information regarding new accounting standards is included in Note 3 to the Consolidated Financial Statements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for Smaller Reporting Company.

ITEM 4 - CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2012, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

Changes in internal control over financial reporting

During the quarter ended March 31, 2012, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None in the quarter ended March 31, 2012.

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of he Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA FORESTRY, INC.
(Registrant)

May 14, 2012	/s/ Shuncheng Ma
Shuncheng Ma
Chief Financial Officer
(Principal Accounting Officer)