Form 10-Q
period 2012-06-30
CHINA FORESTRY INC
filed 2012-08-15
CIK 805729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of June 30, 2012, 15,600,000 shares of common stock.

CHINA FORESTRY, INC.

FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2012

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	103,753	16,308
Accounts receivable, net (Note 5)	151,687	62,419
Other receivables	52,352	24,092
Other receivables-related parties (Note 16)	15,494	75,279
Inventories (Note 6)	1,700,412	1,626,720
Prepayment (Note 7)	129,770	129,817
Total Current Assets	2,153,468	1,934,635
Property, plant and equipment, net (Note 8)	85,884	83,957
Intangible assets (Note 9)	9,610	9,775
Total Assets	2,248,962	2,028,367

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term loans (Note 10)	933,917	1,054,327
Accounts payable	37,912	56,339
Other payables	24,950	5,045
Due to related parties (Note 16)	169,145	164,415
Accrued expenses	121,326	133,366
Interest payable	381,415	302,453
Advance from customers	3,953	2,383
Long-term loans due within one year (Note 11)	79,091	79,479
Total Current Liabilities	1,751,709	1,797,807
Convertible promissory note-shareholders (Note 12)	1,000,000	1,000,000
Total Liabilities	2,751,709	2,797,807

Shareholders' Equity (Deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
0 shares issued and outstanding	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized,
15,600,000 shares issued and outstanding	156,000	156,000
Additional Paid-in Capital	1,361,768	1,361,768
Accumulated Deficit	(2,222,524)	(2,491,558)
Accumulated other comprehensive income	202,009	204,350
Shareholders' Equity (Deficit)	(502,747)	(769,440)
Total Liabilities and Shareholders' Equity	2,248,962	2,028,367

See Notes to Consolidated Financial Statements

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue
Net sales	332,352	337,590	1,076,315	868,579
Cost of Goods Sold	(244,334)	(261,964)	(790,775)	(682,098)
Gross Profit	88,018	75,626	285,540	186,481
Operating Expenses
Selling expenses	36,505	16,026	50,359	24,395
General and administrative expenses (Note 13)	70,964	49,011	142,224	116,773
Total operating expenses	107,469	65,037	192,583	141,168
Income (Loss) from operations	(19,451)	10,589	92,957	45,313
Other Income (Expenses)
Interest expense	(52,178)	(81,250)	(104,694)	(135,319)
Other expenses	-	(31)	-	(31)
Other income	71,516	44,171	280,771	157,861
Total other income (expenses)	19,338	(37,110)	176,077	22,511

Income (Loss) before income taxes	(113)	(26,521)	269,034	67,824
Income taxes	-	-	-	-
Net Income (Loss)	(113)	(26,521)	269,034	67,824

Net Loss per share - basic	-0.00	-0.00	0.02	0.00
Weighted average shares outstanding- basic	15,600,000	15,600,000	15,600,000	15,600,000

Net Loss per share - diluted	-0.00	-0.00	0.01	0.00
Weighted average shares outstanding- diluted	15,600,000	15,600,000	22,400,000	15,600,000

Comprehensive Income

Net income	(113)	174,689	269,034	269,034

Other comprehensive income (loss) - Foreign currency translation adjustment	(2,560)	1,661	(2,341)	2,527

Comprehensive income	(2,673)	176,350	266,693	271,561
See Notes to Consolidated Financial Statements.

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Six Months Ended
	June 30,
	2012	2011

Operating Activities:
Net income	269,034	67,824
Adjustments to reconcile income to net cash provided by operations
Depreciation	5,011	2,599
Provision for bad debts	1,869	6,036
Amortization of intangible assets	101	97
Loss on disposal of property, plant and equipment	-	612
Changes in operating assets and liabilities:
Restricted cash	-	28,833
Accounts receivable, net	(91,136)	950
Other receivables	(28,260)	32,333
Inventories	(73,692)	(82,890)
Prepayment	47	(27,534)
Accounts payable	(18,427)	20,124
Other payables	19,905	(1,555)
Accrued expenses	(12,040)	(28,622)
Interest payable	78,962	77,909
Advance from customers	1,570	(8,537)
Net cash provided by operating activities	152,944	88,179

Investing Activities
Purchase of properties, plant and equipment	(7,350)	(58,949)
Proceeds from disposal of properties, plant and equipments	-	612
Loan made to related parties	-	(37,795)
Proceeds from repayment of loan made to related parties	59,785	-
Net cash provided by (used in) investing activities	52,435	(96,132)

Financing Activities
Proceeds from short-term and long-term loans	-	67,946
Proceeds from related parties	5,104	37,500
Repayment to related parties	(374)	(15,856)
Repayment of loans	(120,798)	(55,524)
Proceeds from capital contribution	-	13,250
Net cash provided by (used in) financing activities	(116,068)	47,316

Effect of exchange rate changes on cash	(1,866)	(22,792)

Increase in cash	87,445	16,571
Cash at beginning of period	16,308	42,333
Cash at end of period	103,753	58,904

Supplemental disclosure of cash flow information
Interest paid	24,940	58,925

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

China Forestry, Inc. (CHFY)
100%

Financial International (Hong Kong) Holdings Company Limited (FIHK)
100%

Spone Limited (Spone)
100%

Xi'An Qi Ying Bio-Tech Limited (Xi'An Qi Ying)
100%

Hanzhong Hengtai Biotech Limited (Hengtai)

On June 15, 2012, the Company effected a 1-for-10 reverse stock split of the Company’s issued and outstanding shares of common stock.The par value and number of authorized shares of the common stock remained unchanged. All references to number of shares and per share amounts included in these consolidated financial statements and the accompanying notes have been adjusted to reflect the reverse stock split retroactively.

2.      GOING CONCERN

As reflected in the accompanying financial statements, the Company has accumulated deficits of $2,222,524 at June 30, 2012. The Company’s owners have funded the losses and cash shortfalls allowing management to develop sales and contingency plans. The Company is also arranging for additional funding. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at June 30, 2012, and the results of its operations and cash flows for the six month periods ended June 30, 2012 and 2011. The results of operations for the period ended June 30, 2012 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

q.      Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period.  Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  At June 30, 2012, the Company has an outstanding convertible debenture that is convertible into 6,800,000 shares of common stock.  The potential dilution associated with convertible debt was excluded from the calculation for the six months ended June 30, 2011 as it will create an anti-dilutive effect. The basic and diluted earnings per share for the six months ended June 30, 2012 and 2011 as follows:

	For the Six Months Ended
	June 30,
	2012	2011
Numerator
Net income	$269,034	$67,824
Net income without convertible interest expense	$318,897	$117,413
Denominator
Weighted average common shares outstanding – basic	15,600,000	15,600,000
Dilution associated with convertible debt	6,800,000	-
Weighted average common shares outstanding – diluted	22,400,000	15,600,000

Basic earnings per share	$0.017	$0.004
Diluted earnings per share	$0.014	$0.004

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

The consolidated financial statements of the Company are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation,” codified with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency consolidated financial statements into U.S. dollars are included in determining comprehensive income. At June 30, 2012 and December 31, 2011, the cumulative translation adjustments of $202,009 and $204,350, respectively, were classified as items of accumulated other comprehensive income in the stockholders’ equity section of the balance sheet. For the six months ended June 30, 2012 and 2011, other comprehensive income (loss) was ($2,341) and $2,527, respectively.

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the consolidated financial statements were as follows:  As of June 30, 2012 and December 31, 2011, the Company used the period-end rates of exchange for assets and liabilities of $1 to RMB6.3249 and $1 to RMB6.294, respectively. For the six months ended June 30, 2012 and 2011, the Company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1 to RMB6.3188 and $1 to RMB6.5412, respectively. The Company used historical rates for equity.

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

4.      SIGNIFICANT CONCENTRATIONS

Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist of cash and accounts receivable as of June 30, 2012 and December 31, 2011. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

The major part of the Company’s cash at June 30, 2012 and December 31, 2011 is maintained at one financial institution in the PRC which does not provide insurance for amounts on deposit.  The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

Geographic Concentration

For six months ended June 30, 2012 and 2011 the Company’s sales were mainly made to customers located in the PRC. In addition, total accounts receivables as of June 30, 2012 and December 31, 2011 also arose from customers located in the PRC.

Customer Concentration

In 2009, the Company changed its sales strategy by switching the focused product in the market. This change resulted in concentration on certain customers for the Company’s sales. The following table sets forth information as to the revenue derived from those customers that accounted for more than 10% of our revenue for the six months ended June 30, 2012 and 2011:

	For the Six Months Ended		For the Six Months Ended
	June 30, 2012		June 30, 2011*
	Amount	%	Amount %
Cheng Junhui	$137,257	13%
Ruby Green Engineering Co., Ltd. Shanxi	289,388	27%
Wu Zhongliang	108,248	10%

*No customer accounted for more than 10% of total sales for the six months ended June 30, 2011.

5.      ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	June 30	December 31
	2012	2011
Accounts receivable	$172,883	$81,048
Less: Allowance for doubtful accounts	(21,196)	(18,629)
Accounts receivable, net	$151,687	$62,419

Bad debt expense was 1,869 and $6,036 for the six months ended June 30, 2012 and 2011, respectively.

6.      INVENTORIES

Inventories consist of the following:

	June 30	December 31
	2012	2011
Inventories	$1,700,412	$1,657,166
Less: Allowance for obsolescence	-	(30,446)
Inventories, net	$1,700,412	$1,626,720

7.      PREPAYMENT

As of June 30, 2012 and December 31, 2011, the Company made prepayment for rental of land and advance to suppliers for $129,770 and $129,817, respectively.

8.      PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment consist of the following:

	June 30	December 31
	2012	2011
Buildings	$20,566	$20,446
Machinery and equipment	10,658	10,424
Transportation equipment	92,913	93,369
Office equipment	16,535	12,062
Total	140,672	136,301
Less: Accumulated depreciation	(95,227)	(90,345)
Add: Construction in process	40,439	38,001
Property, plant, and equipment, net	$85,884	$83,957

The depreciation was $5,011 and $2,599 for the six months ended June 30, 2012 and 2011, respectively. They are broken down as follows:

	For the Six Months Ended
	June 30,
	2012	2011
Cost of goods	$1,208	$910
Operating expenses	3,803	1,689
Total	$5,011	$2,599

9.      INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30	December 31
	2012	2011
Land use right	$11,542	$11,598

Less: Accumulated amortization	(1,932)	(1,823)
Intangible assets, net	$9,610	$9,775

The amortization for land use right was $101 and $97 for the six months ended June 30, 2012 and 2011, respectively. They are broken down as follows:

	For the Six Months Ended
	June 30,
	2012	2011

Cost of goods	$101	$97
Operating expenses	-	-
Total	$50	$48

As of June 30, 2012 and December 31 2011, land use right of the Company, was pledged as collateral under certain loan agreements (see Note 10)

10.      SHORT-TERM LOANS

Short-term loans consist of the following:

June 30, 2012

	Loan Amount	Duration	Annual Interest Rate	Collateral
Agricultural Development Bank of China-Hanzhong Branch	$528,320	2009.9.8-2010.9.7	9.38%	737 mu (491,357.9 square meters) of forest land use right
Chang'An Bank-Hanzhong Branch	205,537	2007.7.9- 2008.7.8	15.77%	Credit loan
	733,767
Loans from nonfinancial institutions and individuals	200,150
Total	$933,917

December 31, 2011

	Loan Amount	Duration	Annual Interest Rate	Collateral
Agricultural Development Bank of China-Hanzhong Branch	$538,608	2009.9.8-2010.9.7	8.96%	737 mu (491,357.9 square meters) of forest land use right
Chang'An Bank-Hanzhong Branch	214,490	2007.7.9- 2008.7.8	15.77%	Credit loan
	753,098
Loans from nonfinancial institutions and individuals	301,229
Total	$1,054,327

Interest expense for short-term loans was $47,546 and $80,694 for the six months ended June 30, 2012 and 2011, respectively.

Forest land use right secured for short-term loans is use right of 737 MU (491,357.9square meters) forest land granted from government with carrying value as the followings:

	June 30	December 31
	2012	2011
Land use right	$352	$358

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

11.      LONG-TERM LOANS

Long-term loans consist of the following:

June 30, 2012

	Loan Amount	Duration	Annual Interest Rate	Collateral
The Bureau of Finance of Chenggu County	$79,091	2006.3.9 - 2010.11.30	2.40%	Credit Loan
Less: principal due within one year	(79,091)
Total, net	$-

December 31, 2011

	Loan Amount	Duration	Annual Interest Rate	Collateral
The Bureau of Finance of Chenggu County	$79,479	2006.3.9 - 2010.11.30	2.40%	Credit Loan
Less: principal due within one year	(79,479)
Total, net	$-

Total Interest expense for long-term loans was $950 and $918 for the six months ended June 30, 2012 and 2011, respectively.

The loan is currently past due and the related interest expense has been accrued. The Company is subject to related penalty from the Bureau of Finance of Chenggu County due to default.

12.      CONVERTIBLE PROMISSORY NOTE-SHAREHOLDERS

The $1,000,000 convertible promissory note was issued to FIHK’s prior shareholders to execute Shares Exchange Agreement between the Company and FIHK on July 15 2010. The outstanding principal amount of this Note, together with all accrued and unpaid interest due thereunder is convertible into Six Million and Eight Hundred Thousand (6,800,000) shares of the Company’s common stock. The note bears a 10% annual interest rate and its principal and accrued interest are due on June 3, 2015 or on such earlier date that the note is converted.

For the six months ended June 30, 2012 and 2011, the interest expense for this note was $49,863 and $49,589, respectively.

13.      GERNERAL AND ADMINISTRATIVE

For the six months ended June 30, 2012 and 2011, the amount of general and administrative expenses mainly composed of the following events:

	For the Six Months Ended
	June 30,
	2012	2011
Office expense	$7,119	$10,229
Salary and welfare	27,659	25,972
Employee insurance	10,553	8,058
Audit and accounting	16,485	16,014
Legal service fee	15,104	1,529
Entertainment fee	14,970	14,652
Depreciation expense	3,803	1,689
Bad debt expense	1,869	6,036
Others	44,662	32,594
Total	$142,224	$116,773

14.      CHINA CONTRIBUTION PLAN

Full time employees of the Company participate in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company’s subsidiaries to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly basic compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations. The Company has no further commitments beyond its monthly contribution. For the six months ended June 30, 2012 and 2011, the total provisions for such employee benefits were $10,553 and $8,058, respectively.

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

16.      RELATED PARTY TRANSACTION

All transactions associated with the following companies or individuals are considered to be related party transactions.

Name	Relationship

Hanzhong Bashan God Grass Biological Development Co., Ltd.	A company controlled by relative of Hengtai's CEO
Yang, Yung Li	*Previous owner of Hengtai
Shau, Jen Heng	*Previous owner and CEO of Hengtai
Qinba Taxus Association	An organization controlled by the Company
Liu, Sheng Li	Chairman, President and Director,

*In September 2010, Xian Qiying Bio-Tech Limited acquired 100% capital of Hengtai from previous owners.

Due to related parties

	June 30	December 31
Name	2012	2011
Yang, Yung Li	$76,023	$76,397
Shau, Jen Heng	93,122	88,018
Total	$169,145	$164,415

"Due to related parties" represents loans payable that are unsecured, and have no fixed terms of repayment, and are therefore deem payable on demand. Due to related parties is subject to interest rate from 10%~15%.

Interest expense for related party loans was $6,335 and $4,118 for the six months ended June 30, 2012 and 2011, respectively.

Other receivables-related parties

	June 30	December 31
Name	2012	2011
Yang, Yung Li	$15,494	$-
Hanzhong Bashan God Grass Biological Development Co., Ltd.	-	75,279

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

18.      OPERATING LEASE COMMITMENT

The Company leases land under operating leases which are for 3~30 years and, expire beginning on April 30, 2011. The rents were $21,911 and $16,387 for the six months ended June 30, 2012 and 2011, respectively.

They are broken down as follows:

	For the Six Months Ended
	June 30,
	2012	2011
Cost of goods	$21,911	$16,387
Operating expenses	-	-
Total	$21,911	$16,387

Future minimum lease payments for operating leases with initial or remaining noncancelable terms in excess of one year are as follows:

Year ending December 31,
2012	$41,224
2013	39,580
2014	38,983
2015	35,612
2016	34,858
$190,257

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

On June 15, 2012, the Company effected a 1-for-10 reverse stock split of the Company’s issued and outstanding shares of common stock. The par value and number of authorized shares of the common stock remained unchanged. All references to number of shares and per share amounts included in these consolidated financial statements and the accompanying notes have been adjusted to reflect the reverse stock split retroactively.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Net Sales

We had net sales of $332,352 for the three months ended June 30, 2012 as compared to $337,590 for the three months ended June 30, 2011, a decrease of $5,238 or approximately 2%.

Cost of Sales and Gross Profit

For the three months ended June 30, 2012, cost of sales amounted to $244,334 as compared to cost of sales of $261,964 for the three months ended June 30, 2011.  Gross profit for the three months ended June 30, 2012 was $88,018, as compared to $75,626 for the three months ended June 30, 2011. Gross margin for the periods was 26% and 22%, respectively.

Operating Expenses

For the three months ended June 30, 2012, total operating expenses were $107,469 as compared to $65,037 for the three months ended June 30, 2011, an increase of $42,432, or approximately 65%.  The increase was mainly due to increase in accounting and legal fees and depreciation expenses. The Company also increased selling expenses by advertising and promotions to attract customers.

Other Income (Expenses), net

For the three months ended June 30, 2012, total other income was $19,338 as compared to total other expenses of $(37,110) for the three months ended June 30, 2011.  The increase in total other income for the three month period ended June 30, 2012 as compared to June 30, 2011 was attributable to subsidy and incentives received from the government with a reduction in short-term loan interest expense.

Net Income (Loss)

As a result of these factors, we reported a net loss of $113 or $0 per share for the three months ended June 30, 2012, as compared to a net loss of $26,521 or $0 per share for the same period in 2011. The decrease in net loss was attributable to increase in gross margin on the goods sold with a decrease in interest expenses on loans. The Company also received additional subsidy from the government.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Net Sales

We had net sales of $1,076,315 for the six months ended June 30, 2012 as compared to $868,579 for the six months ended June 30, 2011, an increase of $207,736 or approximately 24%.  The increase in sales was resulted from increased advertisements and promotions during the Chinese New Year holiday season for the period of January to March 2012.

Cost of Sales and Gross Profit

For the three months ended June 30, 2012, cost of sales amounted to $790,775 as compared to cost of sales of $682,098 for the six months ended June 30, 2011.  Gross profit for the six months ended June 30, 2012 was $285,540, as compared to $186,481 for the six months ended June 30, 2011. Gross margin for the periods was 27% and 21%, respectively.

Operating Expenses

For the six months ended June 30, 2012, total operating expenses were $192,583 as compared to $141,168 for the six months ended June 30, 2011, an increase of $51,415, or approximately 36%.  The increase was mainly due to increase in accounting and legal fees and depreciation expenses. The Company’s selling expenses increased due to increased sales personnel’s wages and salaries.

Other Income (Expenses), net

For the six months ended June 30, 2012, total other income was $176,077 as compared to of $22,511 for the six months ended June 30, 2011.  The increase in total other income for the three month period ended June 30, 2012 as compared to June 30, 2011 was attributable to subsidy and incentives received from the government with a reduction in short-term loan interest expense.

Net Income (Loss)

As a result of these factors, we reported a net income of $269,034 or $0.02 per share for the six months ended June 30, 2012, as compared to a net income of $67,824 or $0 per share for the same period in 2011. The increase in net income was attributable to increase in sales revenues during the Chinese New Year holiday due to effective advertising and promotions. The Company was able to maintain a higher gross margin on the goods sold along with a decrease in interest expenses on loans. The Company also received additional subsidy from the government

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents

At June 30, 2012, we had cash and cash equivalents of $103,753. Our working capital was $401,759 and $136,828 at June 30, 2012 and December 31, 2011, respectively.

Operating activities

Net cash provided in operating activities for the six months ended June 30, 2012 was $152,944 as compared to net cash provided in operating activities of $88,179 for the six months ended June 30, 2011.

For the six months ended June 30, 2012, we had net income of $269,034. Our inventories increased by $73,692, accounts payable decreased by $18,427, accounts receivable increased by $91,136, other receivables increased by $28,260, accrued liabilities and other current liabilities increased by $88,397, offset by non-cash items such as depreciation and amortization of $5,112; and bad debt allowance of $1,869.

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

Investing activities

Net cash provided by investing activities for the six months ended June 30, 2012 was $52,435 as compared to net cash used in investing activities for the six months ended June 30, 2011 was $96,132.

For the six months ended June 30, 2012, we acquired property and equipment of $7,350. In addition, we received $59,785 from our related parties as repayment of loans.

For the six months ended June 30, 2011, we received net proceeds of $612 from the disposal of property, plant and equipment. We acquired property and equipment of $58,949 and made loans to related parties of $37,795.

Financing activities

Net cash used in financing activities for the six months ended June 30, 2012 was $116,068 as compared to net cash provided by financing activities for the six months ended June 30, 2011 of $47,316.

For the six months ended June 30, 2012, we repaid $120,798 of loans. We have borrowed 5,104 from related parties and repaid $374 to related parties.

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

Related Parties Transactions

We have historically funded our cash needs through a series of debt transactions, primarily with related parties. Amounts due to related parties as of June 30, 2012 and December 31, 2011 were $169,145 and $164,415, respectively.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2012, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

Changes in internal control over financial reporting

During the quarter ended June 30, 2012, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None in the quarter ended June 30, 2012.

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

101

The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of he Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA FORESTRY, INC.

(Registrant)

August 14, 2012	/s/ Shuncheng Ma
Shuncheng Ma
Chief Financial Officer
(Principal Accounting Officer)