Form 10-Q/A
period 2012-06-30
CHINA FORESTRY INC
filed 2012-08-17
CIK 805729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

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

  Explanatory Note

The purpose of this Form 10-Q/A Amendment is to furnish the Interactive data files pursuant to Rule 405 of Regulation S-T.

CHINA FORESTRY, INC.

FORM 10-Q/A FOR THE PERIOD ENDED JUNE 30, 2012

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	103,753	16,308
Accounts receivable, Net (Note 5)	151,687	62,419
Other receivables	52,352	24,092
Other receivables-related parties (Note 16)	15,494	75,279
Inventories (Note 6)	1,700,412	1,626,720
Prepayment (Note 7)	129,770	129,817
Total Current Assets	2,153,468	1,934,635
Property, plant and Equipment, Net (Note 8)	85,884	83,957
Intangible assets (Note 9)	9,610	9,775
Total Assets	2,248,962	2,028,367

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term loans (Note 10)	933,917	1,054,327
Accounts payable	37,912	56,339
Other payables	24,950	5,045
Due to related parties (Note 16)	169,145	164,415
Accrued expenses	121,326	133,366
Interest payable	381,415	302,453
Advance from customers	3,953	2,383
Long-term loans due within one year (Note 11)	79,091	79,479
Total Current Liabilities	1,751,709	1,797,807
Convertible promissory note-shareholders (Note 12)	1,000,000	1,000,000
Total Liabilities	2,751,709	2,797,807

Shareholders' Equity (Deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
0 shares issued and outstanding	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized,
15,600,000 shares issued and outstanding	156,000	156,000
Additional Paid-in Capital	1,361,768	1,361,768
Accumulated Deficit	(2,222,524)	(2,491,558)
Accumulated other comprehensive income	202,009	204,350
Shareholders' Equity (Deficit)	(502,747)	(769,440)
Total Liabilities and Shareholders' Equity	2,248,962	2,028,367

See Notes to Consolidated Financial Statements

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue
Net sales	332,352	337,590	1,076,315	868,579
Cost of Goods Sold	(244,334)	(261,964)	(790,775)	(682,098)
Gross Profit	88,018	75,626	285,540	186,481
Operating Expenses
Selling expenses	36,505	16,026	50,359	24,395
General and administrative Expenses (Note 13)	70,964	49,011	142,224	116,773
Total operating expenses	107,469	65,037	192,583	141,168
Income (Loss) from operations	(19,451)	10,589	92,957	45,313
Other Income (Expenses)
Interest expense	(52,178)	(81,250)	(104,694)	(135,319)
Other expenses	-	(31)	-	(31)
Other income	71,516	44,171	280,771	157,861
Total other income (expenses)	19,338	(37,110)	176,077	22,511

Income (Loss) before income taxes	(113)	(26,521)	269,034	67,824
Income taxes	-	-	-	-
Net Income (Loss)	(113)	(26,521)	269,034	67,824

Net Earning (Loss) per share - basic	-0.00	-0.00	0.02	0.00
Weighted average shares outstanding- basic	15,600,000	15,600,000	15,600,000	15,600,000

Net Earning (Loss) per share - diluted	-0.00	-0.00	0.01	0.00
Weighted average shares outstanding- diluted	15,600,000	15,600,000	22,400,000	15,600,000

Comprehensive Income

Net income (Loss)	(113)	174,689	269,034	269,034

Other comprehensive income (loss) - Foreign currency translation adjustment	(2,560)	1,661	(2,341)	2,527

Comprehensive income	(2,673)	176,350	266,693	271,561
See Notes to Consolidated Financial Statements.

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Six Months Ended
	June 30,
	2012	2011

Operating Activities:
Net income	269,034	67,824
Adjustments to reconcile income to net cash provided by operations
Depreciation	5,011	2,599
Provision for Doubtful Accounts	1,869	6,036
Amortization of intangible assets	101	97
Loss on disposal of property, plant and equipment	-	612
Changes in operating assets and liabilities:
Restricted cash	-	28,833
Accounts receivable, net	(91,136)	950
Other receivables	(28,260)	32,333
Inventories	(73,692)	(82,890)
Prepayment	47	(27,534)
Accounts payable	(18,427)	20,124
Other payables	19,905	(1,555)
Accrued expenses	(12,040)	(28,622)
Interest payable	78,962	77,909
Advance from customers	1,570	(8,537)
Net cash provided by operating activities	152,944	88,179

Investing Activities
Purchase of properties, plant and equipment	(7,350)	(58,949)
Proceeds from disposal of properties, plant and equipments	-	612
Note Receivable, Related Parties	-	(37,795)
Proceeds from repayment of loan made to related parties	59,785	-
Net cash provided by (used in) investing activities	52,435	(96,132)

Financing Activities
Proceeds from short-term and long-term loans	-	67,946
Proceeds from related parties	5,104	37,500
Repayment to related parties	(374)	(15,856)
Repayment of loans	(120,798)	(55,524)
Proceeds from capital contribution	-	13,250
Net cash provided by (used in) financing activities	(116,068)	47,316

Effect of exchange rate changes on cash	(1,866)	(22,792)

Increase in cash	87,445	16,571
Cash at beginning of period	16,308	42,333
Cash at end of period	103,753	58,904

Supplemental disclosure of cash flow information
Interest paid	24,940	58,925

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

101

The following materials from our Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA FORESTRY, INC.

(Registrant)

August 16, 2012	/s/ Shuncheng Ma
Shuncheng Ma
Chief Financial Officer
(Principal Accounting Officer)