Form 10-Q
period 2012-09-30
CHINA FORESTRY INC
filed 2012-11-19
CIK 805729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of September 30, 2012, 15,600,000 shares of common stock.

CHINA FORESTRY, INC.

FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2012

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CHINA FORESTRY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$83,156	$16,308
Accounts receivable, net (Note 5)	87,936	62,419
Other receivables	34,385	24,092
Other receivables-related parties (Note 16)	-	75,279
Inventories (Note 6)	2,123,442	1,626,720
Prepayment (Note 7)	157,560	129,817
Total Current Assets	2,486,479	1,934,635
Property, plant and equipment, net (Note 8)	92,206	83,957
Intangible assets (Note 9)	9,612	9,775
Total Assets	$2,588,297	$2,028,367

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term loans (Note 10)	$988,549	$1,054,327
Accounts payable	346,462	56,339
Other payables	24,801	5,045
Due to related parties (Note 16)	157,811	164,415
Accrued expenses	141,566	133,366
Interest payable	387,550	302,453
Advance from customers	54,558	2,383
Long-term loans due within one year (Note 11)	79,594	79,479
Total Current Liabilities	2,180,891	1,797,807
Convertible promissory note-shareholders (Note 12)	1,000,000	1,000,000
Total Liabilities	3,180,891	2,797,807
Shareholders' Equity (Deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
0 shares issued and outstanding	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized,
15,600,000 shares issued and outstanding	156,000	156,000
Additional Paid-in Capital	1,361,768	1,361,768
Accumulated Deficit	(2,317,128)	(2,491,558)
Accumulated other comprehensive income	206,766	204,350
Shareholders' Equity (Deficit)	(592,594)	(769,440)
Total Liabilities and Shareholders' Equity	$2,588,297	$2,028,367

See Notes to Consolidated Financial Statements.

CHINA FORESTRY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue
Net sales	$180,344	$412,340	$1,256,659	$1,280,919
Cost of Goods Sold	(134,371)	(330,259)	(925,146)	(1,012,357)
Gross Profit	45,973	82,081	331,513	268,562
Operating Expenses
Selling expenses	25,810	7,582	76,169	31,977
General and administrative expenses (Note 13)	81,216	70,457	223,440	187,230
Total operating expenses	107,026	78,039	299,609	219,207
Income (Loss) from operations	(61,053)	4,042	31,904	49,355
Other Income (Expenses)
Interest expense	(56,773)	(61,762)	(161,467)	(197,081)
Other expenses	-	(8)	-	(39)
Other income	23,222	53,898	303,993	211,759
Total other income (expenses)	(33,551)	(7,872)	142,526	14,639
Income (Loss) before income taxes	(94,604)	(3,830)	174,430	63,994
Income taxes	-	-	-	-
Net Income (Loss)	$(94,604)	$(3,830)	$174,430	$63,994
Net Income (Loss) per share - basic	$(0.006)	$(0.000)	$0.011	$0.004
Weighted average shares outstanding- basic	15,600,000	15,600,000	15,600,000	15,600,000
Net Income (Loss) per share - diluted	$(0.006)	$(0.000)	$0.011	$0.004
Weighted average shares outstanding- diluted	15,600,000	15,600,000	22,400,000	15,600,000
Comprehensive Income
Net income (loss)	$(94,604)	$(3,830)	$174,430	$63,994
Foreign currency translation adjustment	4,757	2,907	2,416	5,434
Comprehensive income (loss)	$(89,847)	$(923)	$176,846	$69,428

See Notes to Consolidated Financial Statements.

CHINA FORESTRY, INC. AND SUBSIDIARIES

CONSOLIDATED OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2012	2011
Operating Activities:
Net income	$174,430	$63,994
Adjustments to reconcile income to net cash provided by operations:
Depreciation	8,181	5,054
Provision for bad debts	22,759	6,074
Amortization of intangible assets	151	147
Loss on disposal of property, plant and equipment	-	615
Expenses of disposed subsidiary	-	-
Loss on disposal of subsidiary	-	-
Changes in operating assets and liabilities:
Restricted cash	-	28,833
Accounts receivable, net	(48,276)	46,831
Other receivables	(10,293)	31,772
Inventories	(496,722)	(266,984)
Prepayment	(27,743)	(37,314)
Accounts payable	290,123	15,576
Other payables	19,756	(2,888)
Accrued expenses	8,200	(23,410)
Interest payable	85,097	115,336
Advance from customers	52,175	(39,965)
Net cash provided by (used in) operating activities	77,838	(56,329)
Investing Activities
Purchase of properties, plant and equipment	(16,253)	(59,324)
Proceeds from disposal of properties, plant and equipments	-	615
Loan made to related parties	-	(36,244)
Proceeds from repayment of loan made to related parties	75,279	62,944
Net cash provided by (used in) investing activities	59,026	(32,009)
Financing Activities
Proceeds from short-term and long-term loans	115	166,011
Proceeds from related parties	428	-
Repayment to related parties	(7,032)	(19,278)
Repayment of loans	(65,778)	(42,669)
Proceeds from capital contribution	-	13,250
Net cash provided by (used in) financing activities	(72,267)	117,314
Effect of exchange rate changes on cash	2,251	(52,638)
Increase in cash	66,848	(23,662)
Cash at beginning of period	16,308	42,333
Cash at end of period	$83,156	$18,671
Supplemental disclosure of cash flow information
Interest paid	$76,663	$92,737

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

2.      GOING CONCERN

As reflected in the accompanying financial statements, the Company has accumulated deficits of $2,317,128 at September 30, 2012. The Company’s owners have funded the losses and cash shortfalls allowing management to develop sales and contingency plans. The Company is also arranging for additional funding. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at September 30, 2012, and the results of its operations and cash flows for the nine month periods ended September 30, 2012 and 2011. The results of operations for the period ended September 30, 2012 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

q.      Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period.  Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  At September 30, 2012, the Company has an outstanding convertible debenture that is convertible into 6,800,000 shares of common stock. The potential dilution associated with convertible debt was excluded from the calculation for the nine months ended September 30, 2011 as it will create an anti-dilutive effect. The basic and diluted earnings per share for the nine months ended September 30, 2012 and 2011 as follows:

	For the Nine Months Ended
	September 30,
	2012	2011
Numerator
Net income	$174,430	$63,994
Net income without convertible interest expense	$249,499	$138,789
Denominator
Weighted average common shares outstanding – basic	15,600,000	15,600,000
Dilution associated with convertible debt	6,800,000	-
Weighted average common shares outstanding – diluted	22,400,000	15,600,000

Basic earnings per share	$0.011	$0.004
Diluted earnings per share	$0.011	$0.004

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

The consolidated financial statements of the Company are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation,” codified with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency consolidated financial statements into U.S. dollars are included in determining comprehensive income. At September 30, 2012 and December 31, 2011, the cumulative translation adjustments of $206,766 and $204,350, respectively, were classified as items of accumulated other comprehensive income in the stockholders’ equity section of the balance sheet. For the nine months ended September 30, 2012 and 2011, other comprehensive income was $2,416 and $5,434, respectively.

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the consolidated financial statements were as follows:  As of September 30, 2012 and December 31, 2011, the Company used the period-end rates of exchange for assets and liabilities of $1 to RMB6.2849 and $1 to RMB6.294, respectively. For the nine months ended September 30, 2012 and 2011, the Company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1 to RMB6.3288 and $1 to RMB6.4998, respectively. The Company used historical rates for equity.

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

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. Under this standard, entities testing long-lived intangible assets for impairment now have an option of performing a qualitative assessment to determine whether further impairment testing is necessary. If an entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more-likely-than-not less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. For the Company, this ASU is effective beginning January 1, 2013, with early adoption permitted under certain conditions. The adoption of this standard is not expected to have a material impact on the Company’s consolidated results of operations or financial condition.

The Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

4.      SIGNIFICANT CONCENTRATIONS

Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist of cash and accounts receivable as of September 30, 2012 and December 31, 2011. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

The major part of the Company’s cash at September 30, 2012 and December 31, 2011 is maintained at one financial institution in the PRC which does not provide insurance for amounts on deposit.  The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

Geographic Concentration

For nine months ended September 30, 2012 and 2011 the Company’s sales were mainly made to customers located in the PRC. In addition, total accounts receivables as of September 30, 2012 and December 31, 2011 also arose from customers located in the PRC.

All net assets of the Company are also located in the PRC.

Customer Concentration

In 2009, the Company changed its sales strategy by switching the focused product in the market. This change resulted in concentration on certain customers for the Company’s sales. The following table sets forth information as to the revenue derived from those customers that accounted for more than 10% of our revenue for the nine months ended September 30, 2012 and 2011:

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2012		September 30, 2011*
	Amount	%	Amount	%
Ruby Green Engineering Co., Ltd. Shanxi	$288,931	23%	$155,535	12%
Cheng Junhui	137,040	11%

5.      ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	September 30	December 31
	2012	2011
Accounts receivable	$130,146	$81,048
Less: Allowance for doubtful accounts	(42,210)	(18,629)
Accounts receivable, net	$87,936	$62,419

Bad debt expense was $22,759 and $6,074 for the nine months ended September 30, 2012 and 2011, respectively.

6.      INVENTORIES

Inventories consist of the following:

	September 30	December 31
	2012	2011
Inventories	$2,123,442	$1,657,166
Less: Allowance for obsolescence	-	(30,446)
Inventories, net	$2,123,442	$1,626,720

7.      PREPAYMENT

As of September 30, 2012 and December 31, 2011, the Company made prepayment for rental of land, purchase of vehicle, and advance to suppliers for $157,560 and $129,817, respectively.

8.      PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 30	December 31
	2012	2011
Buildings	$20,932	$20,446
Machinery and equipment	11,098	10,424
Transportation equipment	93,505	93,369
Office equipment	17,492	12,062
Total	143,027	136,301
Less: Accumulated depreciation	(98,715)	(90,345)
Add: Construction in process	47,894	38,001
Property, plant, and equipment, net	$92,206	$83,957

The depreciation was $8,181 and $5,054 for the nine months ended September 30, 2012 and 2011, respectively. They are broken down as follows:

	For the Nine Months Ended
	September 30,
	2012	2011
Cost of goods	$2,497	$1,579
Operating expenses	5,684	3,475
Total	$8,181	$5,054

9.      INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 30	December 31
	2012	2011
Land use right	$11,615	$11,598
Less: Accumulated amortization	(2,003)	(1,823)
Intangible assets, net	$9,612	$9,775

The amortization for land use right was $151 and $147 for the nine months ended September 30, 2012 and 2011, respectively. They are broken down as follows:

	For the Nine Months Ended
	September 30,
	2012	2011

Cost of goods	$151	$147
Operating expenses	-	-
Total	$151	$147

As of September 30, 2012 and December 31 2011, land use right of the Company, was pledged as collateral under certain loan agreements (see Note 10)

10.      SHORT-TERM LOANS

Short-term loans consist of the following:

September 30, 2012

	Loan Amount	Duration	Annual Interest Rate	Collateral
Agricultural Development Bank of China-Hanzhong Branch	$531,592	2009.9.8-2010.9.7	9.38%	737 mu (491,357.9 square meters) of forest land use right
Chang'An Bank-Hanzhong Branch	206,845	2007.7.9- 2008.7.8	15.77%	Credit loan
Total Short-term bank loans	738,437
Loans from nonfinancial institutions and individuals	250,112
Total	$988,549

December 31, 2011

	Loan Amount	Duration	Annual Interest Rate	Collateral
Agricultural Development Bank of China-Hanzhong Branch	$538,608	2009.9.8-2010.9.7	8.96%	737 mu (491,357.9 square meters) of forest land use right
Chang'An Bank-Hanzhong Branch	214,490	2007.7.9- 2008.7.8	15.77%	Credit loan
Total Short-term bank loans	753,098
Loans from nonfinancial institutions and individuals	301,229
Total	$1,054,327

Interest expense for short-term loans was $75,047 and $111,124 for the nine months ended September 30, 2012 and 2011, respectively.

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

11.      LONG-TERM LOANS

Long-term loans consist of the following:

September 30, 2012

	Loan Amount	Duration	Annual Interest Rate	Collateral
The Bureau of Finance of Chenggu County	$79,594	2006.3.9 - 2010.11.30	2.40%	Credit Loan
Less: principal due within one year	(79,594)
Total, net	$-

December 31, 2011

	Loan Amount	Duration	Annual Interest Rate	Collateral
The Bureau of Finance of Chenggu County	$79,479	2006.3.9 - 2010.11.30	2.40%	Credit Loan
Less: principal due within one year	(79,479)
Total, net	$-

Total Interest expense for long-term loans was $1,423 and $1,385 for the nine months ended September 30, 2012 and 2011, respectively.

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

For the nine months ended September 30, 2012 and 2011, the interest expense for this note was $75,069 and $74,795, respectively.

13.      GERNERAL AND ADMINISTRATIVE

For the nine months ended September 30, 2012 and 2011, the amount of general and administrative expenses mainly composed of the following events:

	For the Nine Months Ended
	September 30,
	2012	2011
Office expense	$10,731	$12,094
Salary and welfare	38,611	34,450
Employee insurance	17,692	12,222
Audit and accounting	21,532	46,408
Legal service fee	22,580	6,605
Entertainment fee	19,333	16,792
Depreciation expense	5,684	3,475
Bad debt expense	22,759	6,074
Others	64,518	49,110
Total	$223,440	$187,230

14.      CHINA CONTRIBUTION PLAN

Full time employees of the Company participate in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company’s subsidiaries to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly basic compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations. The Company has no further commitments beyond its monthly contribution. For the nine months ended September 30, 2012 and 2011, the total provisions for such employee benefits were $17,692 and $12,164, respectively.

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

16.      RELATED PARTY TRANSACTION

All transactions associated with the following companies or individuals are considered to be related party transactions.

Name	Relationship

Hanzhong Bashan God Grass Biological Development Co., Ltd.	A company controlled by relative of Hengtai's CEO
Yang, Yung Li	*Previous owner of Hengtai
Shau, Jen Heng	*Previous owner and CEO of Hengtai
Qinba Taxus Association	An organization controlled by the Company
Liu, Sheng Li	Chairman, President and Director,

*In September 2010, Xian Qiying Bio-Tech Limited acquired 100% capital of Hengtai from previous owners.

Due to related parties

	September 30	December 31
Name	2012	2011
Yang, Yung Li	$76,507	$76,397
Shau, Jen Heng	80,986	88,018
Qinba Taxus Association	318	-
Total	$157,811	$164,415

"Due to related parties" represents loans payable that are unsecured, and have no fixed terms of repayment, and are therefore deem payable on demand. Due to related parties is subject to interest rate from 10%~15%.

Interest expense for related party loans was $9,928 and $9,777 for the nine months ended September 30, 2012 and 2011, respectively.

Other receivables-related parties

	September 30	December 31
Name	2012	2011
Hanzhong Bashan God Grass Biological Development Co., Ltd.	$-	$75,279

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

18.      OPERATING LEASE COMMITMENT

The Company leases land under operating leases which are for 3~30 years and, expire beginning on April 30, 2011. The rents were $40,585 and $40,453 for the nine months ended September 30, 2012 and 2011, respectively.

They are broken down as follows:

	For the Nine Months Ended
	September 30,
	2012	2011
Cost of goods	$40,585	$40,453
Operating expenses	-	-
Total	$40,585	$40,453

Future minimum lease payments for operating leases with initial or remaining noncancelable terms in excess of one year are as follows:

Year ending December 31,
2012	$41,400
2013	39,749
2014	39,150
2015	35,764
2016	35,007
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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Net Sales

We had net sales of $180,334 for the three months ended September 30, 2012 as compared to $412,340 for the three months ended September 30, 2011, a decrease of $231,996 or approximately 56%.  The higher sales revenue in 2011 resulted from a one-time sales demand by a customer.

Cost of Sales and Gross Profit

For the three months ended September 30, 2012, cost of sales amounted to $134,371 as compared to cost of sales of $330,259 for the three months ended September 30, 2011.  Gross profit for the three months ended September 30, 2012 was $45,973, as compared to $82,081 for the three months ended September 30, 2011. Gross margin for the periods was 25% and 20%, respectively.

Operating Expenses

For the three months ended September 30, 2012, total operating expenses were $107,026 as compared to $78,039 for the three months ended September 30, 2011, an increase of $28,987, or approximately 37%. The increase was mainly due to increase in selling expenses by advertising and promotions to attract customers.

Other Income (Expenses), net

For the three months ended September 30, 2012, total other expense was $33,551 as compared to total other expenses of $7,872 for the three months ended September 30, 2011, a increase of $25,679 or approximately 77%.  The increase in total other expense for the three month period ended September 30, 2012 as compared to September 30, 2011 was attributable to a reduction in subsidy and incentives received from the government.

Net Income (Loss)

As a result of these factors, we reported a net loss of $94,604 or $0.006 per share for the three months ended September 30, 2012, as compared to a net loss of $3,830 or $0 per share for the same period in 2011. The increase in net loss was attributable to decrease in sales revenues with an increase in selling expenses. The Company also received fewer subsidies and grants from the government.

Nine months Ended September 30, 2012 Compared to the Nine months Ended September 30, 2011

Net Sales

We had net sales of $1,256,659 for the nine months ended September 30, 2012 as compared to $1,280,919 for the nine months ended September 30, 2011, a decrease of $24,260 or approximately 2%. The Company effectively maintained its sales revenues with an increase in advertising and selling expenses.

Cost of Sales and Gross Profit

For the nine months ended September 30, 2012, cost of sales amounted to $925,146 as compared to cost of sales of $1,012,357 for the nine months ended September 30, 2011.  Gross profit for the nine months ended September 30, 2012 was $331,513, as compared to $268,562 for the nine months ended September 30, 2011. Gross margin for the periods was 26% and 21%, respectively.

Operating Expenses

For the nine months ended September 30, 2012, total operating expenses were $299,609 as compared to $219,207 for the nine months ended September 30, 2011, an increase of $80,402, or approximately 37%.  The increase was mainly due to increase in selling expenses, legal fees, depreciation expenses and bad debt expense. The Company’s selling expenses increased due to increased sales personnel’s wages and salaries.

Other Income (Expenses), net

For the nine months ended September 30, 2012, total other income was $303,993 as compared to of $211,759 for the nine months ended September 30, 2011.  The increase in total other income for the three month period ended September 30, 2012 as compared to September 30, 2011 was attributable to subsidy and incentives received from the government with a reduction in short-term loan interest expense.

Net Income (Loss)

As a result of these factors, we reported a net income of $174,430 or $0.011 per share for the nine months ended September 30, 2012, as compared to a net income of $63,994 or $0.004 per share for the same period in 2011. The increase in net income was attributable to increase in subsidies and grants from the government. The Company was able to maintain a higher gross margin on the goods sold along with a decrease in interest expenses on loans. The Company also received additional subsidy from the government

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents

At September 30, 2012, we had cash and cash equivalents of $83,156. Our working capital was $305,558 and $136,828 at September 30, 2012 and December 31, 2011, respectively.

Operating activities

Net cash provided by operating activities for the nine months ended September 30, 2012 was $77,838 as compared to net cash used in operating activities of $56,329 for the nine months ended September 30, 2011.

For the nine months ended September 30, 2012, we had net income of $174,430. Our inventories increased by $496,722, accounts payable increased by $290,123, accounts receivable increased by $48,276, other receivables increased by $10,293, accrued liabilities and other current liabilities increased by $165,228, offset by non-cash items such as depreciation and amortization of $8,332; and bad debt allowance of $22,759.

The Company purchased additional inventory in preparation for one of its landscaping project, as a result accounts payable also increased significantly

For the nine months ended September 30, 2011, we had net income of $63,994, our inventories increased by $266,984, accounts payable increased by $15,576, restricted cash decreased by $28,833, accounts receivable decreased by $46,831, other receivables decreased by $31,772, prepayments increased by $39,965, accrued liabilities and other current liabilities increased by $49,073, offset by non-cash items such as depreciation and amortization of $5,201, provision for bad debts of $6,074 and loss on disposal of property, plant and equipment of $615.

Investing activities

Net cash provided by investing activities for the nine months ended September 30, 2012 was $59,026 as compared to net cash used in investing activities for the nine months ended September 30, 2011 was $32,009.

For the nine months ended September 30, 2012, we acquired property and equipment of $16,253. In addition, we received $75,279 from our related parties as repayment of loans.

For the nine months ended September 30, 2011, we received net proceeds of $615 from the disposal of property, plant and equipment while acquiring property and equipment of $59,324. We also made loans to related parties of $36,244 and our related parties repaid $62,944 of the outstanding loans.

Financing activities

Net cash used in financing activities for the nine months ended September 30, 2012 was $72,267 as compared to net cash provided by financing activities for the nine months ended September 30, 2011 of $117,314.

For the nine months ended September 30, 2012, we repaid $65,778 of loans. We have borrowed 428 from related parties and repaid $7,032 to related parties.

For the nine months ended September 30, 2011, we repaid $19,278 to related parties. We received proceeds of $166,011 and made repayment of $42,669 for loans. We also received $13,250  for capital contribution.

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

Related Parties Transactions

We have historically funded our cash needs through a series of debt transactions, primarily with related parties. Amounts due to related parties as of September 30, 2012 and December 31, 2011 were $157,811 and $164,415, respectively.

Significant Accounting Policies

Information regarding new accounting standards is included in Note 3 to the Consolidated Financial Statements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for Smaller Reporting Company

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 30, 2012, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

Changes in internal control over financial reporting

During the quarter ended September 30, 2012, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None in the quarter ended September 30, 2012.

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

101

The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA FORESTRY, INC.

(Registrant)

November 19, 2012	/s/ Shuncheng Ma
Shuncheng Ma
Chief Financial Officer
(Principal Accounting Officer)