Form 10-Q/A
period 2012-09-30
CHINA FORESTRY INC
filed 2012-11-23
CIK 805729

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

CHINA FORESTRY, INC.

FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2012

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CHINA FORESTRY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (September 30, 2012 Unaudited)

	September 30, 2012	December 31, 2011

ASSETS
Current Assets
Cash and cash equivalents	$ 83,156	$ 16,308
Accounts Receivable, Net	87,936	62,419
Other receivables	34,385	24,092
Other receivables-related parties	-	75,279
Inventory, Net	2,123,442	1,626,720
Prepayment	157,560	129,817
Total Current Assets	2,486,479	1,934,635
Property, Plant and Equipment, Net	92,206	83,957
Finite-Lived Intangible Assets, Net	9,612	9,775
Total Assets	$ 2,588,297	$ 2,028,367

Current Liabilities
Short-term loans	$ 988,549	$ 1,054,327
Accounts payable	346,462	56,339
Other payables	24,801	5,045
Due to Related Parties	157,811	164,415
Accrued expenses	141,566	133,366
Interest payable	387,550	302,453
Advance from customers	54,558	2,383
Long-term loans due within one year	79,594	79,479
Total Current Liabilities	2,180,891	1,797,807
Convertible promissory note-shareholders	1,000,000	1,000,000
Total Liabilities	3,180,891	2,797,807
Preferred stock value	-	0
Common stock value	156,000	156,000
Additional Paid-in Capital	1,361,768	1,361,768
Accumulated Deficit	(2,317,128)	(2,491,558)
Accumulated other comprehensive income	206,766	204,350
Shareholders' Equity (Deficit)	(592,594)	(769,440)
Total Liabilities and Shareholders' Equity	$ 2,588,297	$ 2,028,367

See Notes to Consolidated Financial Statements.

CHINA FORESTRY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	3 Months Ended Sept. 30, 2012	3 Months Ended Sept. 30, 2011	9 Months Ended Sept. 30, 2012	9 Months Ended Sept. 30, 2011
Revenue
Net sales	$180,344	$412,340	$1,256,659	$1,280,919
Cost of Goods Sold	(134,371)	(330,259)	(925,146)	(1,012,357)
Gross Profit	45,973	82,081	331,513	268,562
Operating Expenses
Selling expenses	25,810	7,582	76,169	31,977
General and administrative expenses	81,216	70,457	223,440	187,230
Total operating expenses	107,026	78,039	299,609	219,207
Income (Loss) from operations	(61,053)	4,042	31,904	49,355
Other Income (Expenses)
Interest expense	(56,773)	(61,762)	(161,467)	(197,081)
Other expenses	-	(8)	-	(39)
Other income	23,222	53,898	303,993	211,759
Total other income (expenses)	(33,551)	(7,872)	142,526	14,639
Income (Loss) before income taxes	(94,604)	(3,830)	174,430	63,994
Income taxes	-	-	-	-
Net Income (Loss)	$(94,604)	$(3,830)	$174,430	$63,994
Net Income (Loss) per share - basic	$(0.006)	$(0.000)	$0.011	$0.004
Weighted average shares outstanding- basic	15,600,000	15,600,000	15,600,000	15,600,000
Net Income (Loss) per share - diluted	$(0.006)	$(0.000)	$0.011	$0.004
Weighted average shares outstanding- diluted	15,600,000	15,600,000	22,400,000	15,600,000
Comprehensive Income
Net income (loss)	$(94,604)	$(3,830)	$174,430	$63,994
Foreign currency translation adjustment	4,757	2,907	2,416	5,434
Comprehensive income (loss)	$(89,847)	$(923)	$176,846	$69,428

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

CHINA FORESTRY, INC.

(Registrant)

November 21, 2012	/s/ Shuncheng Ma
Shuncheng Ma
Chief Financial Officer
(Principal Accounting Officer)