Form 10-K
period 2012-12-31
CHINA FORESTRY INC
filed 2013-04-12
CIK 805729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

(011) (86) 29-85257870

(Registrant's telephone number)

Copy of Communications to:

Bernard & Yam, LLP

401 Broadway Suite 1708

New York, NY 10013

Phone: 212-219-7783

Fax: 212-219-3604

Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.   Yes [   ]    No [X]

Indicate by check mark whether Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes [   ]    No [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]     No [   ]

Indicated by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best  of Registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-accelerated Filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [   ]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of December 31, 2012, 15,600,000 shares of common stock and as of March 31, 2013, 15,600,000 shares of common stock.

TABLE OF CONTENTS

PART I

Item 1.	Business

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6.	Selected Financial Data

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures

Item 9B.	Other Information

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships, Related Transactions and Director Independence

Item 14.	Principal Accounting Fees and Services

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Signatures
Attachments: Financial Statements

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

Customers

Hengtai had established contractual relationships with domestic customers to sell its Chinese Yew and other garden plantation. The following are the three largest customers in 2012, which represents 37.9% of its sales in 2012:

No.	Customers	%
1	Ruby Green Engineering Co., Ltd. Shanxi	18.75%
2	Cheng Jun Hui	8.89%
3	Mian Xian Xiang He Forestry Co	8.15%

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

Intellectual Properties

None.

Employees

As of March 20, 2013, there are currently 29 full-time employees, including 8 members of management and administrative staff, 12 agricultural experts and 9 marketing employees.

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

			Area
No.	ForestryCenter	Location	sq km	Mu	Major Plantation
1	Xiao He Forestry Center	Xiaohe Town, Chenggu County, Hanzhong City	15.3553	23,033	Chinese Yew
2	Xi Xiang Forestry Center	Xixiang County, Hanzhong City	0.1600	240	Aesculus
3	LanKong Forestry Center	Economic Development Zone, Hanzhong City	0.1430	214	Aesculus
4	ChenJia Ying Forestry Center	Hantai District, Hanzhong City	0.0907	136	Taxus Media
5	JinHua Forestry Center	Hantai District, Hanzhong City	0.0723	108	Chinese Yew
6	Ping Wu Forestry Center	Pingwu County, Sichuan province	0.0400	60	Dove Tree
7	Jia You Zhan Forestry Center	Economic Development Zone, Hanzhong City	0.0308	46	Chinese Yew
8	YuanShang Forestry Center	North Economic Development Zone, Hanzhong City	0.0200	30	Chinese Yew
9	LongJiang Forestry Center	Hantai District, Hanzhong City	0.0201	30	Dove Tree, Magnolia Denudate
10	TangYing Forestry Center	Hantai District, Hanzhong City	0.0155	23	Aesculus
	Others		0.0047	7
	Total		15.9524	23,927

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

		High	Low

2012	First Quarter	$0.20	$0.03
	Second Quarter	$0.18	$0.04
	Third Quarter	$0.10	$0.01
	Fourth Quarter	$0.09	$0.04
2011	First Quarter	$0.05	$0.01
	Second Quarter	$0.04	$0.01
	Third Quarter	$0.02	$0.01
	Fourth Quarter	$0.01	$0.01

The transfer agent for our common stock is Interwest Transfer Co., Inc., 1981 East 4800 South, Ste 100, Salt Lake City, UT  84111, Attn Melinda Orth; Tel: (801) 272-9294.

Holders

As of March 31, 2013 there were 170 holders of record of 15,600,000 outstanding shares of common stock of the Company, which does not include shareholders who own our shares in so-called “street name.”

Dividends

Holders of our common stock are entitled to dividends if declared by the Board of Directors out of funds legally available therefore. As of December 31, 2012 no cash dividends have been declared.

Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our results of operation, financial condition, contractual and legal restrictions and other factors the board of directors deem relevant.

Equity Compensation Plans

As of December 31, 2012, we did not have any equity compensation plans.

Recent Sales of Unregistered Securities

None in the fiscal year ended December 31, 2012

Recent Purchases of Equity Securities by us and our Affiliated Purchasers

We have not repurchased any of our common stock and have no publicly announced repurchase plans or programs as of December 31, 2012.

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

The results of operations of Hengtai are consolidated in our financial statements since Hengtai is a controlled by our subsidiary, FIHK.

Results of Operations

Fiscal Year Ended December 31, 2012 Compared to the Fiscal Year Ended December 31, 2011

Year Ended December 31,	2012	2011
Net Sales Revenue:	$1,546,063	$2,184,165
General and Administrative Expenses:	$326,977	$343,676
IncomeBefore Taxes:	$123,169	$189,022
Net Income:	$123,169	$189,022

Net Sales

We had net sales of $1,546,063 for the year ended December 31, 2012 and $2,184,165 for the year ended December 31, 2011. Our sales decreased by $638,102 or approximately 29%.  The management decided to reserve and to maintain the trees for a longer period instead selling the trees in order to extract certain chemical compound from the trees. As a result the sales revenues decreased for year.

Cost of Sales and Gross Profit

For the years ended December 31, 2012 and 2011, cost of sales amounted to $1,154,917 and $1,753,334.. Gross profit for the year ended December 31, 2012 was $391,146 as compared to $430,831 for the year ended December 31, 2011. The gross margin percentage for the years ended December 31, 2012 and 2011 were approximately 25% and 20%. Our gross profit increased due to lower cost of sales. Maintenance costs of the plants decreased as the trees grew maturely, therefore the management re-evaluated its standard cost ratio applied to determine the cost of goods.

Operating Expenses

For the year ended December 31, 2012, total operating expenses were $416,888 as compared to $413,583 for the year ended December 31, 2011, an increase of $3,305, or approximately 1%. The Company’s current year’s operating expenses are comparable to prior year’s expenses. The Company has increased its promotion and giveaways to guests and customers for as an introduction of the Company’s products.

Year Ended December 31,	2012	2011
Selling Expenses	$89,911	$69,907
General and Administrative Expenses:	$326,977	$343,676
Total Operating Expenses	$416,888	$413,583

Other Income (Expenses)

Our other income during the year ended December 31, 2012 amounted to $148,911 as compared to $171,774 for the same period in 2011. The result was mainly due to decreased subsidy and grants received from the government when compared to prior year.

Net Income

Net income was $123,169 for the year ended December 31, 2012, as compared to a net loss of $189,022 for the same period in 2011. The decrease in net income was due to lower sales compared to 2011.

Liquidity and Capital Resources

At December 31, 2012, we had cash and cash equivalents of $114,587.

Net cash provided by operating activities for the year ended December 31, 2012 was $115,304 as compared to net cash used in operating activities $62,138 for the year ended December 31, 2011.

For the year ended December 31, 2012, we had net income of $123,169, our inventories increased by $463,741, accounts payable increased by $298,943, accounts receivable increased by $89,393, prepayments increased by $51,653, other receivables increased by

$10,590, accrued liabilities and other current liabilities increased by $275,985, offset by non-cash items such as depreciation and amortization of $11,198, and bad debts provision of $21,386.

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

Net cash provided by investing activities for the year ended December 31, 2012 was $52,853 as compared to net cash used in investing activities of $57,604 for the year ended December 31, 2011.

For the years ended December 31, 2012, we have received cash repayment of $75,279 from our related parties for the loan previously made to our related parties and we spent $22,426 in acquisitions of properties, plant and equipment.

For the year ended December 31, 2011, we used cash of $75,723 for the purchase of property and equipment. In addition, we made loans to our related parties in the amount of $46,053; and in return we received repayments of $63,553 from the loans we have made out to related parties.

Net cash used in financing activities for the year ended December 31, 2011 was $76,371. We have repaid $86,254 of our outstanding loans as they will mature in a year or less. We also borrowed $9,071 from related parties and $812 in other loans.

Net cash provided by financing activities for the year ended December 31, 2011 was $87,700. For the years ended December 31, 2011, we received loan borrowing proceeds of $73,298 from related parties and $52,705 from bank or unrelated third party loans. We also repaid $365 to related parties and $51,188 to other loans. We received capital contributions proceeds of $13,250 to cover our operating expenses.

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

Loss Per Share

Basic loss per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during each period.  Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  At December 31, 2012, the Company has an outstanding convertible debenture that is convertible into 6,800,000 shares of common stock.  The potential dilution associated with convertible debt was excluded from the calculation for the years ended December 31, 2012 and 2011 as it will create an anti-dilutive effect. The basic and diluted earnings per share for the years ended December 31, 2012 and 2011 as follows:

	For the Years Ended
	December 31,
	2012	2011
Numerator
Net income	$123,169	$189,022
Net income without convertible interest expense	$223,443	$289,022
Denominator
Weighted average common shares outstanding – basic	15,600,000	15,600,000
Dilution associated with convertible debt	-	-
Weighted average common shares outstanding – diluted	15,600,000	15,600,000

Basic earnings per share	$0.008	$0.012
Diluted earnings per share	$0.008	$0.012

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

The consolidated financial statements of the Company are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation,” codified with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency consolidated financial statements into U.S. dollars are included in determining comprehensive income. At December 31, 2012 and 2011, the cumulative translation adjustments of $211,906 and $204,350, respectively, were classified as items of accumulated other comprehensive income in the stockholders’ equity section of the balance sheet. For the years ended December 31, 2012 and 2011, other comprehensive income was $7,556 and $11,876, respectively.

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the consolidated financial statements were as follows:  As of December 31, 2012 and 2011, the Company used the period-end rates of exchange for assets and liabilities of $1 to RMB6.2303 and $1 to RMB6.294, respectively. For the years ended December 31, 2012 and 2011, the Company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1 to RMB6.3072 and $1 to RMB6.4632, respectively. The Company used historical rates for equity.

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

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under this standard, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. For the Company, this ASU is effective beginning January 1, 2013, and interim periods within those annual periods. The adoption of this standard is not expected to have an impact on the Company’s financial results or disclosures.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Controls

During the year ended December 31, 2012, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Control

Our Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 31, 2012, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

Item 9B. Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

All directors hold office for one-year terms until the election and qualification of their successors. Officers are elected annually by the board of directors and serve at the discretion of the board.

The following table setforth the information of our current directors and officers as of March 31, 2013:

Name	Age	Position
Shengli Liu	44	Chairman, President and Director
Yueping Li	49	Chief Executive Officer and Director
Shuncheng Ma	49	Chief Financial Officer and Director
Chunli Li	52	Secretary

Mr. Shengli Liu, Chairman, President and Director, age 44, has over 15 years working experience in corporate management. Since 2007, Mr. Liu served as the chairman of Xi’an Edward Co., Ltd. From 1999 to 2006, he served as the chairman of Shaanxi Henglida Business Co. Ltd. In 1998 Mr. Liu served as the manager of Xi’an Railway Bureau Labor Service Co. Ltd. He acquired a Bachelors Degree in Economic Management from Shaanxi Provincial China’s Communist Party College in 1990.

Mr. Yueping Li, Chief Executive Officer and Director, age 49, has more than 20 years business and management experience. From 2005 to present, he served as chairman of Shaanxi Yinlian Credit Guarantee Co. Ltd. In 2003 and 2004, Mr. Li was the vice-manager of Shaanxi International Trust and Investment Corporation Holding Company. From 1996 to 2002, he served as General Manager in Beijing Boming Castor-oil Plant Co., Ltd. Mr. Li served as project manager in China Machinery and Equipment Import & Export Company from 1992 to 1996. He worked as Northwest commissioner in Mechanical Engineering Company of Shougang Group from 1989 to 1991. Mr. Li acquired his Bachelors Degree of Engineering at Beijing Institute of Technology in 1986, and received his Masters of Engineering Degree in 1989.

Mr. Shuncheng Ma, Chief Financial Officer and Director, age 49 worked as general manager in Shaanxi Hongbao Green Engineering Co. Ltd. since 1999. He worked as general manager in Lvbao Industrial Co. Ltd. from 1995 to 1999. Mr. Ma graduated from Northwest University in 1986 with a Bachelors Degree in Mathematics and received an EMBA at Northwest University Economic Management College in 2005.

Chunli Li.  Secretary. From 2010 to present, Mr. Li., age 52, has acted as manager of the Engineering Department of Shaanxi Libao Ecology Techonology Co. Ltd. From 2005 to 2006, he was the vice -manager of Xi’an Shili Electric Power Co., Ltd. From 2001 to 2004, he served as General Manager of Shaanxi Naide High-Tech Development Co., Ltd. Mr. Li received his Bachelors Degree from Shaanxi Province Agriculture College in 1984.

Meetings of Our Board of Directors

The Registrant’s Board of Directors took all actions by unanimous written consent without a meeting during the fiscal year ended December 31, 2012.

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

Section 16(a) Beneficial Ownership Compliance Reporting

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 31, 2012.  During the fiscal years ended December 31, 2012 and 2011, all our directors and officers have complied with the Section 16(a) of the Exchange Act to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission except that our president and director Shengli Liu did not file a Form 4 to report his transfer of a total of 14,879,532 shares of common stock to Wealthstand Limited, Winnport Group Limited and Fine Honor Limited on July 11, 2011.

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

SUMMARY COMPENSATION TABLE

Name of Officer	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total

Shengli Liu	2012	$ -	--	--	--	--	--	--	--
Yueping Li	2012	$ -	--	--	--	--	--	--	--
Shuncheng Ma	2012	$ -	--	--	--	--	--	--	--
Chunli Li	2012	$ -	--	--	--	--	--	--	--

Option Grants in Last Fiscal Year

There were no options granted to any of the named executive officers during the year ended December 31, 2012.

During the year ended December 31, 2012, none of the named executive officers exercised any stock options.

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

Compensation of Directors

We did not pay our directors any compensation for services rendered as a director in the year ended December 31, 2012.

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

Change of Control Compensatory Plans

As of December 31, 2012, we had no pension plans or compensatory plans or other arrangements which provide compensation on the event of termination of employment or change in control of us.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the information concerning the number of shares of our common stock beneficially owned as of March 31, 2013 by: (i) each of our directors, (ii) each of our named executive officers and (iii) owners of 5% or more of our common shares. There was no other person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Except as otherwise specified below, the address of each beneficial owner listed below is Economic Development Zone of Hanzhong City, Shaan’xi Province, The People’s Republic of China

Title of Class	Name	Number of Shares Owned	Percent of Voting Power(1)

Other Principal Stockholders (5%)

Common	Shuncheng Ma(2)	2,000,000	10%
Common	Shengli Liu(3)	5,152,048	25.76%
Common	Wealthstand Limited(2) Palm Grove House Po Box 438 Road Town Tortolla Bvi	1,528,610	7.64%
Common	All more than 5% stockholders	8,680,658	43.40%

Directors and Executive Officers

Common	Shengli Liu(3), President, Director	5,152,048	25.76%
Common	Shuncheng Ma, Director, CFO	2,000,000	10%
Common	Yueping Li, Director, CEO
Common	Chunli Li, Secretary
Common	All Officers and Directors as a Group (5 persons)	7,152,048	35.76%

(1)

For purposes of the calculations in this table, there are 20,000,000 issued and outstanding shares of Common Stock because 4,400,000 of the shares underlying the $1.0 million convertible promissory note are deemed to be beneficially owned.

(2)

Shuncheng Ma and Wealthstand Limited acquired their common shares from Bin Li on March 22, 2013. Bin Li also transferred and assigned all his interest in the convertible promissory note to other individuals on September 15, 2012.

(3)

Shengli Liu is the beneficial owner of 2,512,048 shares of Common Stock, and a 60% interest in the principal amount of a $1.0 million convertible promissory note, which currently entitles him to convert his principal amount into 2,640,000 shares of Common Stock.

Item 13.    Certain Relationships, Related Transactions, and Director Independence

As of December 31, 2012 and March 31, 2013, Shengli Liu was the Company’s stockholder to whom $600,000 of the $1,000,000 convertible promissory note was issued on July 15, 2010. The note bears a 10% annual interest and Shengli Liu’s portion was convertible into 2,640,000 (post the 10:1 reverse split) shares to the Company’s common stock.  As of December 31, 2012 and March 31, 2013,  the unpaid principal to Shengli Liu was $600,000.

Prior to September 15, 2012, Bin Li was the Company’s stockholder to whom $400,000 of the $1,000,000 convertible promissory note was issued on July 15, 2010. The note bears a 10% annual interest and Bin Li’s portion was convertible into 1,760,000 (post the 10:1 reverse split) shares to the Company’s common stock. On September 15, 2012, Bin Li assigned and transferred all of his portion of the convertible promissory note to other individuals and no longer held any interest in the convertible promissory note.

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

Item 14.    Principal Accounting Fees and Services.

Audit and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our auditors for the audit of our annual financial statements for the years ended December 31, 2012 and December 31, 2011 and any other fees billed for other services rendered by our auditors during these periods.

Yichien Yeh, CPA
Year ended December 31, 2012
Audit fees		$41,000
Audit-related fees	$
Tax fees	$
All other fees	$
Total		$41,000

Yichien Yeh, CPA
Year ended December 31, 2011
Audit fees		$40,000
Audit-related fees	$
Tax fees	$
All other fees	$
Total		$40,000

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

CHINA FORESTRY, INC.

Date : April 12, 2013	By:	/s/ Shengli Liu
Shengli Liu
President, Director

CHINA FORESTRY, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2012

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations for the Years Ended December 31, 2012 and 2011

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income for the Years Ended December 31, 2012 and 2011

Notes to the Consolidated Financial Statements

To the Board of Directors and Stockholders of China Forestry, Inc.

We have audited the accompanying consolidated balance sheets of China Forestry, Inc. as of December31, 2012and 2011and the related consolidated statements of operations and comprehensive income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Forestry, Inc. as of December 31, 2012and 2011and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred accumulated deficits of $2,368,389 and $2,491,558 as of December 31, 2012and 2011,respectively. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Yichien Yeh, CPA
Yichien Yeh, CPA
Oakland Gardens, New York March 27, 2013

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011

ASSETS
Current Assets
Cash and cash equivalents	$114,587	$16,308
Accounts receivable, net (Note 5)	130,426	62,419
Other receivables	34,682	24,092
Other receivables-related parties (Note 17)	-	75,279
Inventories (Note 6)	2,090,461	1,626,720
Prepayment (Note 7)	181,470	129,817
Total Current Assets	2,551,626	1,934,635
Property, plant and equipment, net (Note 8)	96,386	83,957
Intangible assets (Note 9)	9,637	9,775
Total Assets	$2,657,649	$2,028,367

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term loans (Note 10)	$968,073	$1,054,327
Accounts payable	355,282	56,339
Other payables	69,642	5,045
Due to related parties (Note 17)	173,486	164,415
Accrued expenses	191,117	133,366
Interest payable	432,208	302,453
Advance from customers	26,265	2,383
Long-term loans due within one year (Note 11)	80,291	79,479
Total Current Liabilities	2,296,364	1,797,807
Convertible promissory note-shareholders (Note 12)	1,000,000	1,000,000
Total Liabilities	3,296,364	2,797,807

Shareholders' Equity (Deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
0 shares issued and outstanding	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized,
15,600,000 shares issued and outstanding	156,000	156,000
Additional Paid-in Capital	1,361,768	1,361,768
Accumulated Deficit	(2,368,389)	(2,491,558)
Accumulated other comprehensive income	211,906	204,350
Shareholders' Equity (Deficit)	(638,715)	(769,440)
Total Liabilities and Shareholders' Equity	$2,657,649	$2,028,367

See Notes to Consolidated Financial Statements

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Years Ended
	December 31,
	2012	2011

Revenue
Net sales	$1,546,063	$2,184,165

Cost of Goods Sold	(1,154,917)	(1,753,334)
Gross Profit	391,146	430,831

Operating Expenses
Selling expenses	89,911	69,907
General and administrative expenses (Note 13)	326,977	343,676
Total operating expenses	416,888	413,583
Income (Loss) from operations	(25,742)	17,248

Other Income (Expenses)
Interest expense	(215,383)	(259,740)
Other expenses	-	(39)
Other income	364,294	431,553
Total other income (expenses)	148,911	171,774

Income before income taxes	123,169	189,022
Income taxes	-	-
Net Income	$123,169	$189,022

Earnings Per Share
Earnings per share - basic	$0.01	$0.01
Weighted average shares outstanding- basic	15,600,000	15,600,000

Earnings per share - diluted	$0.01	$0.01
Weighted average shares outstanding- diluted	15,600,000	15,600,000

Comprehensive Income
Net income	$123,169	$189,022
Other comprehensive income – Foreign currency translation adjustment	7,556	11,876
Comprehensive income	$130,725	$200,898

See Notes to Consolidated Financial Statements.

CHINA FORESTRY, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficit)
For the Years Ended December 31, 2012 and 2011

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Par ($0.01)

Balance as of December 31, 2010	15,600,000	$156,000	$1,287,640	$192,474	$(2,680,580)	$(1,044,466)

Net income for the year					189,022	189,022

Capital contribution			74,128			74,128

Foreign currency translation adjustment				11,876		11,876

Balance as of December 31, 2011	15,600,000	156,000	1,361,768	204,350	(2,491,558)	(769,440)

Net income for the year					123,169	123,169

Foreign currency translation adjustment				7,556		7,556

Balance as of December 31, 2012	15,600,000	156,000	1,361,768	211,906	(2,368,389)	(638,715)
.

See Notes to Consolidated Financial Statements

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2012	2011
Operating Activities:
Net income	$123,169		$189,022
Adjustments to reconcile income to net cash provided by operations
Depreciation	10,996		7,585
Provision for bad debts	21,386		45,924
Amortization of intangible assets	202		197
Loss on disposal of property, plant and equipment	-		619
Changes in operating assets and liabilities:
Restricted cash	-		28,833
Accounts receivable, net	(89,393)		5,470
Other receivables	(10,590)		12,401
Inventories	(463,741)		(418,874)
Prepayment	(51,653)		(100,031)
Accounts payable	298,943		21,143
Other payables	64,597		(4,855)
Accrued expenses	57,751		35,168
Interest payable	129,755		169,788
Advance from customers	23,882		(54,528)
Net cash provided by (used in) operating activities	115,304		(62,138)
Investing Activities
Purchase of properties, plant and equipment	(22,426)		(75,723)
Proceeds from disposal of properties, plant and equipments	-		619
Loan made to related parties	-		(46,053)
Proceeds from repayment of loan made to related parties	75,279		63,553
Net cash provided by (used in) investing activities	52,853		(57,604)

Financing Activities
Proceeds from short-term and long-term loans	812		52,705
Proceeds from related parties	9,071		73,298
Repayment to related parties	-		(365)
Repayment of loans	(86,254)		(51,188)
Proceeds from capital contribution	-		13,250

Net cash provided by (used in) financing activities	(76,371)		87,700

Effect of exchange rate changes on cash	6,493		6,017

Increase in cash	98,279	#	(26,025)
Cash at beginning of period	16,308		42,333
Cash at end of period	$114,587		$16,308

Supplemental disclosure of cash flow information
Interest paid	$87,564		$103,060
Income taxes paid	$-		$-

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

2.      GOING CONCERN

As reflected in the accompanying financial statements, the Company has accumulated deficits of $2,368,389 and $2,491,558 at December 31, 2012 and 2011, respectively. The Company’s owners have funded the losses and cash shortfalls allowing management to develop sales and contingency plans. The Company is also arranging for additional funding. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c.      Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

d.      Use of Estimates

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

e.      Financial Instruments

The carrying amount reported in the balance sheet for cash, accounts receivable, inventory, other receivables, short-term loans, accounts payable, other payables, accrued expenses, interest payable and long-term loans approximate fair value because of the immediate or short-term maturity of these financial instruments.

f.      Fair Value Accounting

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

g.      Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and demand deposits with banks. Cash deposits with banks are held in financial institutions in China, which have no federally insured deposit protection. Accordingly, the Company has a concentration of credit risk related to these uninsured deposits.

h.      Accounts Receivable

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

i.      Inventories

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

j.      Property, Plant, and Equipment

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

k.      Intangible Assets

Intangible assets are stated in the balance sheet at cost less accumulated amortization. The costs of the intangible assets are amortized on a straight-line basis over their estimated useful lives. The respective amortization periods for the intangible assets are as follows:

Land use right                                           30-70 years

l.      Impairment of Long-Lived Assets

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

m.      Comprehensive Income

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

q.      Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during each period.  Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  At December 31, 2012, the Company has an outstanding convertible debenture that is convertible into 6,800,000 shares of common stock.  The potential dilution associated with convertible debt was excluded from the calculation for the years ended December 31, 2012 and 2011 as it will create an anti-dilutive effect. The basic and diluted earnings per share for the years ended December 31, 2012 and 2011 as follows:

	For the Years Ended
	December 31,
	2012	2011
Numerator
Net income	$123,169	$189,022
Net income without convertible interest expense	$223,443	$289,022
Denominator
Weighted average common shares outstanding – basic	15,600,000	15,600,000
Dilution associated with convertible debt	-	-
Weighted average common shares outstanding – diluted	15,600,000	15,600,000

Basic earnings per share	$0.008	$0.012
Diluted earnings per share	$0.008	$0.012

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

The consolidated financial statements of the Company are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation,” codified with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency consolidated financial statements into U.S. dollars are included in determining comprehensive income. At December 31, 2012 and 2011, the cumulative translation adjustments of $211,906 and $204,350, respectively, were classified as items of accumulated other comprehensive income in the stockholders’ equity section of the balance sheet. For the years ended December 31, 2012 and 2011, other comprehensive income was $7,556 and $11,876, respectively.

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the consolidated financial statements were as follows:  As of December 31, 2012 and 2011, the Company used the period-end rates of exchange for assets and liabilities of $1 to RMB6.2303 and $1 to RMB6.294, respectively. For the years ended December 31, 2012 and 2011, the Company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1 to RMB6.3072 and $1 to RMB6.4632, respectively. The Company used historical rates for equity.

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

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under this standard, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. For the Company, this ASU is effective beginning January 1, 2013, and interim periods within those annual periods. The adoption of this standard is not expected to have an impact on the Company’s financial results or disclosures.

The Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

4.      SIGNIFICANT CONCENTRATIONS

Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist of cash and accounts receivable as of December 31, 2012 and 2011. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

The major part of the Company’s cash at September 30, 2012 and December 31, 2011 is maintained at one financial institution in the PRC which does not provide insurance for amounts on deposit.  The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

Geographic Concentration

For years ended December 31, 2012 and 2011 the Company’s sales were mainly made to customers located in the PRC. In addition, total accounts receivables as of December 31, 2012 and 2011 also arose from customers located in the PRC.

All net assets of the Company are also located in the PRC.

Customer Concentration

In 2009, the Company changed its sales strategy by switching the focused product in the market. This change resulted in concentration on certain customers for the Company’s sales. The following table sets forth information as to the revenue derived from those customers that accounted for more than 10% of our revenue for the years ended December 31, 2012 and 2011:

	For the Year Ended		For the Year Ended
	December 31, 2012		December 31, 2011*
	Amount	%	Amount	%
Ruby Green Engineering Co., Ltd. Shanxi	$289,920	19%	$288,116	13%
Chongqing City, Black Rock Hill Comprehensive Tourism Development Co., Ltd.			401,757	18%

5.      ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	December 31	December 31
	2012	2011
Accounts receivable	$171,537	$81,048
Less: Allowance for doubtful accounts	(41,111)	(18,629)
Accounts receivable, net	$130,426	$62,419

Bad debt expense was 21,386 and $45,924 for the years ended December 31, 2012 and 2011, respectively.

6.      INVENTORIES

Inventories consist of the following:

	December 31	December 31
	2012	2011
Inventories	$2,096,279	$1,657,166
Less: Allowance for obsolescence	(5,818)	(30,446)
Inventories, net	$2,090,461	$1,626,720

7.      PREPAYMENT

As of December 31, 2012 and 2011, the Company made prepayment for rental of land, use of vehicle, and advance to suppliers for $181,470 and $129,817, respectively.

8.      PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31	December 31
	2012	2011
Buildings	$21,408	$20,446
Machinery and equipment	11,195	10,424
Transportation equipment	94,324	93,369
Office equipment	17,645	12,062
Total	144,572	136,301
Less: Accumulated depreciation	(102,401)	(90,345)
Add: Construction in process	54,215	38,001
Property, plant, and equipment, net	$96,386	$83,957

The depreciation was $10,996 and $7,585 for the years ended December 31, 2012 and 2011, respectively. They are broken down as follows:

	For the Years Ended
	December 31,
	2012	2011
Cost of goods	$3,394	$2,208
Operating expenses	7,602	5,377
Total	$10,996	$7,585

9.      INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31	December 31
	2012	2011
Land use right	$11,717	$11,598
Less: Accumulated amortization	(2,080)	(1,823)
Intangible assets, net	$9,637	$9,775

The amortization for land use right was $202 and $197 for the years ended December 31, 2012 and 2011, respectively. They are broken down as follows:

	For the Years Ended
	December 31,
	2012	2011

Cost of goods	$202	$197
Operating expenses	-	-
Total	$202	$197

As of December 31, 2012 and 2011, land use right of the Company, was pledged as collateral under certain loan agreements (see Note 10)

10.      SHORT-TERM LOANS

Short-term loans consist of the following:

December 31, 2012

	Loan Amount	Duration	Annual Interest Rate	Collateral
Agricultural Development Bank of China-Hanzhong Branch	$536,250	2009.9.8-2010.9.7	9.38%	737 mu (491,357.9 square meters) of forest land use right
Chang'An Bank-Hanzhong Branch	208,658	2007.7.9- 2008.7.8	15.77%	Credit loan
	744,908
Loans from nonfinancial institutions and individuals	223,165
Total	$968,073

December 31, 2011

	Loan Amount	Duration	Annual Interest Rate	Collateral
Agricultural Development Bank of China-Hanzhong Branch	$538,608	2009.9.8-2010.9.7	8.96%	737 mu (491,357.9 square meters) of forest land use right
Chang'An Bank-Hanzhong Branch	214,490	2007.7.9- 2008.7.8	15.77%	Credit loan
	753,098
Loans from nonfinancial institutions and individuals	301,229
Total	$1,054,327

Interest expense for short-term loans was $98,497 and $145,353 for the years ended December 31, 2012 and 2011, respectively.

Forest land use right secured for short-term loans is use right of 737 MU (491,357.9square meters) forest land granted from government with carrying value as the followings:

	December 31		December 31
	2012		2011
Land use right	$35	8	$358

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

11.      LONG-TERM LOANS

Long-term loans consist of the following:

December 31, 2012

	Loan Amount	Duration	Annual Interest Rate	Collateral
The Bureau of Finance of Chenggu County	$80,291	2006.3.9 - 2010.11.30	2.40%	Credit Loan
Less: principal due within one year	(80,291)
Total, net	$-

December 31, 2011

	Loan Amount	Duration	Annual Interest Rate	Collateral
The Bureau of Finance of Chenggu County	$79,479	2006.3.9 - 2010.11.30	2.40%	Credit Loan
Less: principal due within one year	(79,479)
Total, net	$-

Total Interest expense for long-term loans was $1,904 and $1,858 for the years ended December 31, 2012 and 2011, respectively.

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

On September 15, 2012, $400,000 convertible promissory note as well as associated accrued interest was transferred to 8 individuals who were not the Company’s shareholders as of December 31, 2012.

For the years ended December 31, 2012 and 2011, the interest expense for this note was $100,274 and $100,000, respectively.

13.      GERNERAL AND ADMINISTRATIVE

For the years ended December 31, 2012 and 2011, the amount of general and administrative expenses mainly composed of the following events:

	For the Years Ended
	December 31,
	2012	2011
Office expense	$15,653	$14,473
Salary and welfare	61,116	59,995
Employee insurance	26,331	17,847
Audit and accounting	41,088	81,640
Legal service fee	35,132	25,082
Entertainment fee	24,002	28,135
Depreciation expense	7,602	7,585
Bad debt expense	21,386	45,924
Others	94,667	62,995
Total	$326,977	$343,676

14.      CHINA CONTRIBUTION PLAN

Full time employees of the Company participate in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company’s subsidiaries to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly basic compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations. The Company has no further commitments beyond its monthly contribution. For the years ended December 31, 2012 and 2011, the total provisions for such employee benefits were $26,331 and $17,788, respectively.

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

The Company has no United States corporate income tax liability as of December 31, 2012 and 2011.

17.      RELATED PARTY TRANSACTION

All transactions associated with the following companies or individuals are considered to be related party transactions.

Name	Relationship

Hanzhong Bashan God Grass Biological Development Co., Ltd.	A company controlled by relative of Hengtai's CEO
Yang, Yung Li	*Previous owner of Hengtai
Shau, Jen Heng	*Previous owner and CEO of Hengtai
Qinba Taxus Association	An organization controlled by the Company
Liu, Sheng Li	Chairman, President and Director,

*In September 2010, Xian Qiying Bio-Tech Limited acquired 100% capital of Hengtai from previous owners.

Due to related parties

	December 31	December 31
Name	2012	2011
Yang, Yung Li	$77,178	$76,397
Shau, Jen Heng	95,987	88,018
Qinba Taxus Association	321	-
Total	$173,486	$164,415

"Due to related parties" represents loans payable that are unsecured, and have no fixed terms of repayment, and are therefore deem payable on demand. Due to related parties is subject to interest rate from 10%~15%.

Interest expense for related party loans was $14,709 and $12,529 for the years ended December 31, 2012 and 2011, respectively.

Other receivables-related parties

	December 31	December 31
Name	2012	2011
Hanzhong Bashan God Grass Biological Development Co., Ltd.	$-	$75,279

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

18.      OPERATING LEASE COMMITMENT

The Company leases land under operating leases which are for 3~30 years and, expire beginning on April 30, 2011. The rents were $42,059 and $37,969 for the years ended December 31, 2012 and 2011, respectively.

They are broken down as follows:

	For the Years Ended
	December 31,
	2012	2011
Cost of goods	$42,059	$37,969
Operating expenses	-	-
Total	$42,059	$37,969

Future minimum lease payments for operating leases with initial or remaining noncancelable terms in excess of one year are as follows:

Year ending December 31,
2013	$41,851
2014	41,851
2015	40,076
2016	38,174
2017	36,602
$198,554