Form 10-Q
period 2013-03-31
CHINA FORESTRY INC
filed 2013-05-17
CIK 805729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of March 31, 2013 and May 17, 2013, 15,600,000 shares of common stock.

CHINA FORESTRY, INC.

FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2013

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4 - CONTROLS AND PROCEDURES
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6 – EXHIBITS

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$57,140	114,587
Accounts receivable, net (Note 5)	95,021	130,426
Other receivables	73,474	34,682
Inventories (Note 6)	2,280,297	2,090,461
Prepayment (Note 7)	57,553	181,470
Total Current Assets	2,563,485	2,551,626

Property, plant and equipment, net (Note 8)	97,466	96,386
Intangible assets (Note 9)	9,608	9,637
Total Assets	$2,670,559	2,657,649
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term loans (Note 10)	$1,060,194	968,073
Accounts payable	311,966	355,282
Other payables	23,695	69,642
Due to related parties (Note 16)	109,799	173,486
Accrued expenses	204,663	191,117
Interest payable	474,825	432,208
Advance from customers	15,688	26,265
Long-term loans due within one year (Note 11)	80,544	80,291
Total Current Liabilities	2,281,374	2,296,364
Convertible promissory note-shareholders (Note 12)	1,000,000	1,000,000
Total Liabilities	3,281,374	3,296,364
Shareholders' Deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized,
156,000,000 shares issued and outstanding	156,000	156,000
Additional Paid-in Capital	1,361,768	1,361,768
Accumulated Deficit	(2,341,982)	(2,368,389)
Accumulated other comprehensive income	213,399	211,906
Shareholders' Deficit	(610,815)	(638,715)
Total Liabilities and Shareholders' Deficit	$2,670,559	2,657,649

See Notes to Consolidated Financial Statements

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2013	2012

Revenue
Net sales	$395,100	$743,963
Cost of Goods Sold	(285,157)	(546,441)
Gross Profit	109,943	197,522

Operating Expenses
Selling expenses	10,302	13,854
General and administrative expenses (Note 13)	81,629	71,260
Total operating expenses	91,931	85,114
Income from operations	18,012	112,408

Other Income (Expenses)
Interest expense	(67,134)	(52,516)
Other income	75,529	209,255
Total other income (expenses)	8,395	156,739

Loss before income taxes	26,407	269,147
Income taxes	-	-
Net Income	$26,407	$269,147

Net Loss per share - basic and diluted	$0.00	$0.00
Weighted average shares outstanding- basic and diluted	156,000,000	156,000,000

Comprehensive Income
Net income	$26,407	$269,147
Other comprehensive income - Foreign currency translation adjustment	$1,493	$219
Comprehensive income	$27,900	$269,366
See Notes to Consolidated Financial Statements.

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Three Months Ended
	March 31,
	2013	2012
Operating Activities
Net income	$26,407	$269,147
Adjustments to reconcile income to net cash provided by operations

Depreciation	2,822	2,598
Provision for bad debts	3,310	-
Amortization of intangible assets	51	50
Changes in operating assets and liabilities:
Accounts receivable, net	32,095	(34,207)
Other receivables	(38,792)	(21,860)
Inventories	(189,837)	(185,849)
Prepayment	123,917	36,426
Accounts payable	(43,316)	(16,950)
Other payables	(45,947)	20,138
Accrued expenses	13,546	(31,373)
Interest payable	42,616	38,525
Advance from customers	(10,577)	475
Net cash (used in) provided by operating activities	(83,705)	77,120

Investing Activities
Purchase of properties, plant and equipment	(3,598)	(4,830)
Proceeds from repayment of loan made to related parties	-	75,279
Net cash provided by (used in) investing activities	(3,598)	70,449

Financing Activities
Proceeds from short-term and long-term loans	92,373	-
Proceeds from related parties	243	8,678
Repayment to related parties	(63,930)	(49)
Repayment of loans	-	(100,753)
Net cash provided by (used in) financing activities	28,686	(92,124)

Effect of exchange rate changes on cash	1,170	284

Increase in cash	(57,447)	55,729
Cash at beginning of period	114,587	16,308
Cash at end of period	$57,140	$72,037

Supplemental disclosure of cash flow information
Interest paid	$11,763	$13,915

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

2.      GOING CONCERN

As reflected in the accompanying financial statements, the Company has accumulated deficits of $2,341,982 at March 31, 2013. The Company’s owners have funded the losses and cash shortfalls allowing management to develop sales and contingency plans. The Company is also arranging for additional funding. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.      Basis of Preparation

The accompanying financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("US GAAP").  All significant intercompany accounts and transactions have been eliminated in consolidation.

b.      Interim Financials

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto contained in its report on Form 10-K for the year ended December 31, 2012.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at March 31, 2013, and the results of its operations and cash flows for the three month periods ended March 31, 2013 and 2012. The results of operations for the period ended March 31, 2013 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

q.      Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period.  Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  At March 31, 2013, the Company has an outstanding convertible debenture that is convertible into 6,800,000 shares of common stock. The potential dilution associated with convertible debt was excluded from the calculation for the three months ended March 31, 2013 as it will create an anti-dilutive effect. The basic and diluted earnings per share for the three months ended March 31, 2013 and 2012 as follows:

	For the Three Months Ended
	March 31,
	2013	2012
Numerator
Net income	$26,407	$269,147
Net income without convertible interest expense	$51,065	$294,079
Denominator
Weighted average common shares outstanding – basic	15,600,000	15,600,000
Dilution associated with convertible debt	-	6,800,000
Weighted average common shares outstanding – diluted	15,600,000	22,400,000

Basic earnings per share	$0.002	$0.017
Diluted earnings per share	$0.002	$0.013

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

The consolidated financial statements of the Company are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation,” codified with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency consolidated financial statements into U.S. dollars are included in determining comprehensive income. At March 31, 2013 and December 31, 2012, the cumulative translation adjustments of $213,399 and $211,906, respectively, were classified as items of accumulated other comprehensive income in the stockholders’ equity section of the balance sheet. For the three months ended March 31, 2013 and 2012, other comprehensive income was $1,493 and $219, respectively.

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the consolidated financial statements were as follows:  As of March 31, 2013 and December 31, 2012, the Company used the period-end rates of exchange for assets and liabilities of $1 to RMB6.2108 and $1 to RMB6.2303, respectively. For the three months ended March 31, 2013 and 2012, the Company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1 to RMB6.2235 and $1 to RMB6.3089, respectively. The Company used historical rates for equity.

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

v.      Recently Issued Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, Disclosures About Offsetting Assets and Liabilities, which creates new disclosure requirements regarding the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. Certain disclosures of the amounts of certain instruments subject to enforceable master netting arrangements or similar agreements would be required, irrespective of whether the entity has elected to offset those instruments in the statement of financial position. The ASU is effective January 1, 2013 with retrospective application required. Since this standard impacts disclosure requirements only, its adoption did not have a material impact on the Company’s results of operations or financial condition.

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

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters. This standard provides additional guidance with respect to the reclassification into income of the cumulative translation adjustment (CTA) recorded in accumulated other comprehensive income associated with a foreign entity of a parent company. The ASU differentiates between transactions occurring within a foreign entity and transactions/events affecting an investment in a foreign entity. For transactions within a foreign entity, the full CTA associated with the foreign entity would be reclassified into income only when the sale of a subsidiary or group of net assets within the foreign entity represents the substantially complete liquidation of that foreign entity. For transactions/events affecting an investment in a foreign entity (for example, control or ownership of shares in a foreign entity), the full CTA associated with the foreign entity would be reclassified into income only if the parent no longer has a controlling interest in that foreign entity as a result of the transaction/event. In addition, acquisitions of a foreign entity completed in stages will trigger release of the CTA associated with an equity method investment in that entity at the point a controlling interest in the foreign entity is obtained. For the Company, this ASU is effective prospectively beginning January 1, 2014, with early adoption permitted. This ASU would impact the Company’s consolidated results of operations and financial condition only in the instance of an event/transaction as described above.

The Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

4.      SIGNIFICANT CONCENTRATIONS

Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist of cash and accounts receivable as of March 31, 2013 and December 31, 2012. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

The major part of the Company’s cash at March 31, 2013 and December 31, 2012 is maintained at one financial institution in the PRC which does not provide insurance for amounts on deposit.  The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

Geographic Concentration

For three months ended March 31, 2013 and 2012 the Company’s sales were mainly made to customers located in the PRC. In addition, total accounts receivables as of March 31, 2013 and December 31, 2012 also arose from customers located in the PRC.

All net assets of the Company are also located in the PRC.

Customer Concentration

In 2009, the Company changed its sales strategy by switching the focused product in the market. This change resulted in concentration on certain customers for the Company’s sales. The following table sets forth information as to the revenue derived from those customers that accounted for more than 10% of our revenue for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended		For the Three Months Ended
	March 31, 2013		March 31, 2012*
	Amount	%	Amount	%
Guangyuan Zhengheng AG Tech Co., Ltd	$90,863	23%
Gansu and Livestock Investment Co., Ltd	111,183	28%
Ruby Green Engineering Co., Ltd. Shanxi			$289,842	39%
Cheng Junhui			137,381	18%

5.      ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	March 31	December 31
	2013	2012
Accounts receivable	$139,578	$171,537
Less: Allowance for doubtful accounts	(44,557)	(41,111)
Accounts receivable, net	$95,021	$130,426

Bad debt expense was $3,310 and $0 for the three months ended March 31, 2013 and 2012, respectively.

6.      INVENTORIES

Inventories consist of the following:

	March 31	December 31
	2013	2012
Inventories	$2,280,297	$2,096,279
Less: Allowance for obsolescence	-	(5,818)
Inventories, net	$2,280,297	$2,090,461

7.      PREPAYMENT

As of March 31, 2013 and December 31, 2012, the Company made prepayment for rental of land, purchase of vehicle, and advance to suppliers for $57,553 and $181,470, respectively.

8.      PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment consist of the following:

	March 31	December 31
	2013	2012
Buildings	$21,476	$21,408
Machinery and equipment	11,230	11,195
Transportation equipment	94,620	94,324
Office equipment	20,031	17,645
Total	147,357	144,572
Less: Accumulated depreciation	(105,550)	(102,401)
Add: Construction in process	55,659	54,215
Property, plant, and equipment, net	$97,466	$96,386

The depreciation was $2,822 and $2,598 for the three months ended March 31, 2013 and 2012, respectively. They are broken down as follows:

	For the Three Months Ended
	March 31,
	2013	2012
Cost of goods	$921	$677
Operating expenses	1,901	1,921
Total	$2,822	$2,598

9.      INTANGIBLE ASSETS

Intangible assets consist of the following:

	March 31	December 31
	2013	2012
Land use right	$11,754	$11,717
Less: Accumulated amortization	(2,146)	(2,080)
Intangible assets, net	$9,608	$9,637

The amortization for land use right was $51 and $50 for the three months ended March 31, 2013 and 2012, respectively. They are broken down as follows:

	For the Three Months Ended
	March 31,
	2013	2012

Cost of goods	$51	$50
Operating expenses	-	-
Total	$51	$50

As of March 31, 2013 and December 31 2012, land use right of the Company, was pledged as collateral under certain loan agreements (see Note 10)

10.      SHORT-TERM LOANS

Short-term loans consist of the following:

March 31, 2013

	Loan Amount	Duration	Annual Interest Rate	Collateral
Agricultural Development Bank of China-Hanzhong Branch	$537,045	2009.9.8-2010.9.7	9.38%	737 mu (491,357.9 square meters) of forest land use right
Chang'An Bank-Hanzhong Branch	209,313	2007.7.9- 2008.7.8	15.77%	Credit loan
Total Short-term bank loans	746,358
Loans from nonfinancial institutions and individuals	313,836
Total short-term loans	$1,060,194

December 31, 2012

	Loan Amount	Duration	Annual Interest Rate	Collateral
Agricultural Development Bank of China-Hanzhong Branch	$536,250	2009.9.8-2010.9.7	8.96%	737 mu (491,357.9 square meters) of forest land use right
Chang'An Bank-Hanzhong Branch	208,658	2007.7.9- 2008.7.8	15.77%	Credit loan
Total Short-term bank loans	744,908
Loans from nonfinancial institutions and individuals	223,165
Total	$968,073

Interest expense for short-term loans was $36,252 and $23,064 for the three months ended March 31, 2013 and 2012, respectively.

Forest land use right secured for short-term loans is use right of 737 MU (491,357.9square meters) forest land granted from government with carrying value as the followings:

	March 31	December 31
	2013	2012
Land use right	$352	$358

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

11.      LONG-TERM LOANS

Long-term loans consist of the following:

March 31, 2013

	Loan Amount	Duration	Annual Interest Rate	Collateral
The Bureau of Finance of Chenggu County	$80,544	2006.3.9 - 2010.11.30	2.40%	Credit Loan
Less: principal due within one year	(80,544)
Total, net	$-

December 31, 2012

	Loan Amount	Duration	Annual Interest Rate	Collateral
The Bureau of Finance of Chenggu County	$80,291	2006.3.9 - 2010.11.30	2.40%	Credit Loan
Less: principal due within one year	(80,291)
Total, net	$-

Total Interest expense for long-term loans was $482 and $476 for the three months ended March 31, 2013 and 2012, respectively.

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

On September 15, 2012, $400,000 convertible promissory note as well as associated accrued interest was transferred to 8 individuals who were not the Company’s shareholders as of March 31, 2013.

For the three months ended March 31, 2013 and 2012, the interest expense for this note was $24,658 and $24,932, respectively.

13.      GERNERAL AND ADMINISTRATIVE

For the three months ended March 31, 2013 and 2012, the amount of general and administrative expenses mainly composed of the following events:

	For the Three Months Ended
	March 31,
	2013	2012
Office expense	$4,312	$4,014
Salary and welfare	10,949	17,538
Employee insurance	7,277	3,390
Audit and accounting	6,335	10,644
Legal service fee	7,500	7,500
Entertainment fee	5,987	6,814
Depreciation expense	1,901	1,921
Bad debt expense	3,310	-
Others	34,058	19,439
Total	$81,629	$71,260

14.      CHINA CONTRIBUTION PLAN

Full time employees of the Company participate in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company’s subsidiaries to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly basic compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations. The Company has no further commitments beyond its monthly contribution. For the three months ended March 31, 2013 and 2012, the total provisions for such employee benefits were $7,277 and $3,390, respectively.

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

16.      RELATED PARTY TRANSACTION

All transactions associated with the following companies or individuals are considered to be related party transactions.

Name	Relationship

Hanzhong Bashan God Grass Biological Development Co., Ltd.	A company controlled by relative of Hengtai's CEO
Yang, Yung Li	*Previous owner of Hengtai
Shau, Jen Heng	*Previous owner and CEO of Hengtai
Qinba Taxus Association	An organization controlled by the Company
Liu, Sheng Li	Chairman, President and Director,

*In September 2010, Xian Qiying Bio-Tech Limited acquired 100% capital of Hengtai from previous owners.

Due to related parties

	March 31	December 31
Name	2013	2012
Yang, Yung Li	$77,420	$77,178
Shau, Jen Heng	32,057	95,987
Qinba Taxus Association	322	321-
Total	$109,799	$173,486

"Due to related parties" represents loans payable that are unsecured, and have no fixed terms of repayment, and are therefore deem payable on demand. Due to related parties is subject to interest rate from 10%~15%.

Interest expense for related party loans was $5,742 and $4,044 for the three months ended March 31, 2013 and 2012, respectively.

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

18.      OPERATING LEASE COMMITMENT

The Company leases land under operating leases which are for 3~30 years and, expire beginning on April 30, 2011. The rents were $42,254 and $16,521 for the three months ended March 31, 2013 and 2012, respectively.

They are broken down as follows:

	For the Three Months Ended
	March 31,
	2013	2012
Cost of goods	$42,254	$16,521
Operating expenses	-	-
Total	$42,254	$16,521

Future minimum lease payments for operating leases with initial or remaining noncancelable terms in excess of one year are as follows:

Year ending December 31,
2013	$47,048
2014	47,048
2015	45,267
2016	43,359
2017	41,782
$224,504

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

Results of Operations

For the three months ended March 31, 2013 Compared to the three months ended March 31, 2012

For the Three Months Ended March 31,	2013	2012
Net Sales Revenue:	$395,100	$743,963
Selling, General and Administrative Expenses:	$91,931	$85,114
Other Income/(Expenses)	$8,395	$156,739
Income Before Taxes:	$26,407	$269,147
Net Income:	$26,407	$269,147

Net Sales

We had net sales of $395,100 for the three months ended March 31, 2013 and $743,963 for the three months ended March 31, 2012. Our sales decreased by $348,863or approximately 47%.  The management decided to reserve and to maintain the trees for a longer period instead selling the trees in order to extract certain chemical compound from the trees. As a result the sales revenues decreased for year.

Cost of Sales and Gross Profit

For the three months ended March 31, 2013 and 2012, cost of sales amounted to $285,157 and $546,441. Gross profit for the three months ended March 31, 2013 was $109,943 as compared to $197,522 for the three months ended March 31, 2012. The gross margin percentage for the three months ended March 31, 2013 and 2012 were approximately 28% and 27%.

Operating Expenses

For the three months ended March 31, 2013, total operating expenses were $91,931 as compared to $85,114 for the three months ended March 31, 2012, an increase of $6,817, or approximately 8%. The Company’s current period’s operating expenses are comparable to prior year’s expenses.

The breakdown of the operating expenses as follows:

Three Months Ended March 31,	2013	2012
Selling Expenses	$10,302	$13,854
General and Administrative Expenses:	$81,629	$71,260
Total Operating Expenses	$91,931	$85,114

The breakdown of the general and administrative expenses as follows:

	For the Three Months Ended
	March 31,
	2013	2012
Office expense	$4,312	$4,014
Salary and welfare	10,949	17,538
Employee insurance	7,277	3,390
Audit and accounting	6,335	10,644
Legal service fee	7,500	7,500
Entertainment fee	5,987	6,814
Depreciation expense	1,901	1,921
Bad debt expense	3,310	-
Others	34,058	19,439
Total	$81,629	$71,260

Other Income (Expenses)

Our other income during the three months ended March 31, 2013 amounted to $8,395 as compared to $156,739 for the same period in 2012. The result was mainly due to decrease in subsidy and grants received from the government when compared to prior year. The interest expenses were $67,134 and $52,516 for the three months ended March 31, 2013 and 2012, respectively.

Net Income

Net income was $26,407 for the three months ended March 31, 2013, as compared to a net income of $269,147 for the same period in 2012. The decrease of net income was due to decrease in sale revenues and government grant received.

Liquidity and Capital Resources

At March 31, 2013, we had cash and cash equivalents of $57,140.

Working Capital

	At March 31, 2013	At December, 2012
Current assets	$2,563,485	$2,551,626
Current liabilities	2,281,374	2,296,364
Working capital	$282,111	$255,262

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2013 was $83,705 as compared to net cash provided by operating activities $77,120 the three months ended March 31, 2012.

For the three months ended March 31, 2013, we had net income of $26,407, our inventories increased by $189,837, accounts payable decreased by $43,316, accounts receivable decreased by $32,095, prepayments decreased by $123,917, other receivables increased by $38,792, accrued liabilities and other current liabilities decreased by $362, offset by non-cash items such as depreciation and amortization of $2,873, and bad debts provision of $3,310.

For the three months ended March 31, 2012, we had net income of $269,147. Our inventories increased by $185,849, accounts payable decreased by $16,950, accounts receivable increased by $34,207, other receivables increased by $21,860, prepayments decreased by $36,426, accrued liabilities and other current liabilities increased by $27,765, offset by non-cash items such as depreciation and amortization of $2,648.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2013 was $3,598 as compared to net cash provided by investing activities of $70,449 for the three months ended March 31, 2012.

For the three months ended March 31, 2013, we spent $3,598 in acquisitions of properties, plant and equipment.

For the three months ended March 31, 2012, we spent $4,830 in acquisitions of properties, plant and equipment and received cash repayment of $75,279 from our related parties for the loan previously made to our related parties.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2013 was $28,686. We have repaid $63,930 to our related parties. We also borrowed $92,373 in short and long term bank loans as well as $243 from our related parties.

Net cash used in financing activities for the three months ended March 31, 2012 was $92,124. For the three months ended March 31, 2012, we borrowed $8,678 from our related parties. We repaid $49 to our related parties and $100,753 to short and long term bank loans.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2013, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

Changes in internal control over financial reporting

During the quarter ended March 31, 2013, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None in the quarter ended March 31, 2013.

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

101

The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of he Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA FORESTRY, INC.

(Registrant)

May 17, 2013	/s/ Shuncheng Ma
Shuncheng Ma
Chief Financial Officer
(Principal Accounting Officer)