Form 10-Q/A
period 2013-03-31
CHINA FORESTRY INC
filed 2013-05-29
CIK 805729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

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

________________________________________________________________________________________

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to China Forestry Inc’s Form 10-Q  (the “Report”) for the fiscal quarter ended March 31, 2013, as filed with the Securities and Exchange Commission on May 17, 2013, is to furnish Exhibit 101 to the Report in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Report formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Report. This Amendment No. 1 to the Report does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Report.

________________________________________________________________________________________

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

CHINA FORESTRY, INC.

(Registrant)

May 27, 2013	/s/ Shuncheng Ma
Shuncheng Ma
Chief Financial Officer
(Principal Accounting Officer)