Form 10-Q
period 2013-06-30
CHINA FORESTRY INC
filed 2013-08-19
CIK 805729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2013

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

(011) (86) 29-85257870

(Registrant's telephone number)

Copy of Communications to:

Bernard & Yam, LLP

401 Broadway Suite 1708

New York, NY 10013

Phone: 212-219-7783

Fax: 212-219-3604

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-accelerated Filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of June 30, 2013 and August 15, 2013, 15,600,000 shares of common stock.

CHINA FORESTRY, INC.

FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2013

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

ITEM 1.  LEGAL PROCEEDINGS

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.  OTHER INFORMATION

ITEM 6 - EXHIBITS

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$8,001	114,587
Accounts receivable, net (Note 5)	83,580	130,426
Other receivables	57,281	34,682
Inventories (Note 6)	2,445,052	2,090,461
Prepayment (Note 7)	49,508	181,470
Total Current Assets	2,643,422	2,551,626

Property, plant and equipment, net (Note 8)	96,088	96,386
Intangible assets (Note 9)	9,662	9,637
Total Assets	$2,749,172	2,657,649

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term loans (Note 10)	$1,100,536	968,073
Accounts payable	254,734	355,282
Other payables	26,854	69,642
Due to related parties (Note 16)	157,226	173,486
Accrued expenses	226,092	191,117
Interest payable	521,287	432,208
Advance from customers	20,516	26,265
Long-term loans due within one year (Note 11)	81,504	80,291
Total Current Liabilities	2,388,749	2,296,364
Convertible promissory note-shareholders (Note 12)	1,000,000	1,000,000
Total Liabilities	3,388,749	3,296,364

Shareholders' Deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
0 shares issued and outstanding	-	-
Common stock, $0.01 par value; 20,000,000 shares authorized,
15,600,000 shares issued and outstanding	156,000	156,000
Additional Paid-in Capital	1,361,768	1,361,768
Accumulated Deficit	(2,380,213)	(2,368,389)
Accumulated other comprehensive income	222,868	211,906
Shareholders' Deficit	(639,577)	(638,715)
Total Liabilities and Shareholders' Deficit	$2,749,172	2,657,649

See Notes to Consolidated Financial Statements

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenue
Net sales	$314,298	$332,352	$709,398	$1,076,315

Cost of Goods Sold	(230,350)	(244,334)	(515,507)	(790,775)
Gross Profit	83,948	88,018	193,891	285,540

Operating Expenses
Selling expenses	21,793	36,505	32,095	50,359
General and administrative expenses (Note 13)	77,187	70,964	158,816	142,224
Total operating expenses	98,980	107,469	190,911	192,583
Income (Loss) from operations	(15,032)	(19,451)	2,980	92,957

Other Income (Expenses)
Interest expense	(64,194)	(52,178)	(131,328)	(104,694)
Other income	40,995	71,516	116,524	280,771
Total other income (expenses)	(23,199)	19,338	(14,804)	176,077

Income (Loss) before income taxes	(38,231)	(113)	(11,824)	269,034
Income taxes	-	-	-	-
Net Income (Loss)	$(38,231)	$(113)	$(11,824)	$269,034

Net Loss per share - basic	$-0.00	$-0.00	$-0.00	$0.02
Weighted average shares outstanding- basic	15,600,000	15,600,000	15,600,000	15,600,000

Net Loss per share - diluted	$-0.00	$-0.00	$0.00	$0.01
Weighted average shares outstanding- diluted	15,600,000	15,600,000	15,600,000	22,400,000

Comprehensive income (loss)
Net income (loss)	$(38,231)	$(113)	$(11,824)	$269,034
Other comprehensive income (loss) - Foreign currency translation adjustment	9,469	(2,560)	10,962	2,527
Comprehensive income (loss)	$(28,762)	$(2,673)	$(862)	$271,561

See Notes to Consolidated Financial Statements.

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30,
	2013		2012

Operating Activities:
Net income (loss)	$(11,824)		$269,034
Adjustments to reconcile income to net cash provided by operations
Depreciation	5,792		5,011
Provision for bad debts	4,003		1,869
Amortization of intangible assets	103		101
Changes in operating assets and liabilities:
Accounts receivable, net	42,843		(91,136)
Other receivables	(22,599)		(28,260)
Inventories	(354,592)		(73,692)
Prepayment	131,962		47
Accounts payable	(100,548)		(18,427)
Other payables	(42,788)		19,905
Accrued expenses	34,975		(12,040)
Interest payable	89,078		78,962
Advance from customers	(5,749)		1,570
Net cash provided by (used in) operating activities	(229,344)		152,944

Investing Activities
Purchase of properties, plant and equipment	(4,053)		(7,350)
Proceeds from repayment of loan made to related parties	-		59,785
Net cash provided by (used in) investing activities	(4,053)		52,435

Financing Activities
Proceeds from short-term and long-term loans	133,676		-
Proceeds from related parties	1,170		5,104
Repayment to related parties	(17,430)		(374)
Repayment of loans	-		(120,798)
Net cash provided by (used in) financing activities	117,416		(116,068)

Effect of exchange rate changes on cash	9,395		(1,866)

Increase (Decrease) in cash and cash equivalents	(106,586)	#	87,445
Cash and cash equivalents at beginning of period	114,587		16,308
Cash and cash equivalents at end of period	$8,001		$103,753

Supplemental disclosure of cash flow information
Interest paid	$45,356		$24,940

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

2.      GOING CONCERN

As reflected in the accompanying financial statements, the Company has accumulated deficits of $2,380,213 at June 30, 2013. The Company’s owners have funded the losses and cash shortfalls allowing management to develop sales and contingency plans. The Company is also arranging for additional funding. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at June 30, 2013, and the results of its operations and cash flows for the six month periods ended June 30, 2013 and 2012. The results of operations for the period ended June 30, 2013 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

o.      Advertising expense

The advertising costs are expensed as incurred and included in selling expenses. The advertising expense was $7,505 and $20,154 for the six months ended June 30, 2013 and 2012, respectively.

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

q.      Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period.  Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  At June 30, 2013, the Company has an outstanding convertible debenture that is convertible into 6,800,000 shares of common stock. The potential dilution associated with convertible debt was excluded from the calculation for the six months ended June 30, 2013 as it will create an anti-dilutive effect. The basic and diluted earnings per share for the six months ended June 30, 2013 and 2012 as follows:

	For the Six Months Ended
	June 30,
	2013	2012
Numerator
Net income (loss)	$(11,824)	$269,034
Net income without convertible interest expense	$37,765	$318,897
Denominator
Weighted average common shares outstanding – basic	15,600,000	15,600,000
Dilution associated with convertible debt	-	6,800,000
Weighted average common shares outstanding – diluted	15,600,000	22,400,000

Basic earnings (loss) per share	$(0.001)	$0.017
Diluted earnings (loss) per share	$(0.001)	$0.014

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

The consolidated financial statements of the Company are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation,” codified with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency consolidated financial statements into U.S. dollars are included in determining comprehensive income. At June 30, 2013 and December 31, 2012, the cumulative translation adjustments of $222,868 and $211,906, respectively, were classified as items of accumulated other comprehensive income in the stockholders’ equity section of the balance sheet. For the six months ended June 30, 2013 and 2012, other comprehensive income (loss) was $10,962 and $(2,341), respectively.

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the consolidated financial statements were as follows:  As of June 30, 2013 and December 31, 2012, the Company used the period-end rates of exchange for assets and liabilities of $1 to RMB6.1376 and $1 to RMB6.2303, respectively. For the six months ended June 30, 2013 and 2012, the Company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1 to RMB6.1887 and $1 to RMB6.3188, respectively. The Company used historical rates for equity.

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

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. Under this standard, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. For our company, this ASU is effective beginning January 1, 2013, and interim periods within those annual periods. The adoption of this standard is not expected to have an impact on our company’s financial results or disclosures.

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

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This standard requires that an unrecognized tax benefits, or a portion of an unrecognized tax benefit be presented on a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions to this rule. If certain exception conditions exists, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. This standard is effective for fiscal years and interim periods within those years beginning after December 15, 2013. The Company do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

The Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

4.      SIGNIFICANT CONCENTRATIONS

Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist of cash and accounts receivable as of June 30, 2013 and December 31, 2012. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

The major part of the Company’s cash at June 30, 2013 and December 31, 2012 is maintained at one financial institution in the PRC which does not provide insurance for amounts on deposit.  The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

Geographic Concentration

For six months ended June 30, 2013 and 2012 the Company’s sales were mainly made to customers located in the PRC. In addition, total accounts receivables as of June 30, 2013 and December 31, 2012 also arose from customers located in the PRC.

All net assets of the Company are also located in the PRC.

Customer Concentration

In 2009, the Company changed its sales strategy by switching the focused product in the market. This change resulted in concentration on certain customers for the Company’s sales. The following table sets forth information as to the revenue derived from those customers that accounted for more than 10% of our revenue for the six months ended June 30, 2013 and 2012:

	For the Six Months Ended		For the Six Months Ended
	June 30 2013		June 30, 2012*
	Amount	%	Amount	%
Guangyuan Zhengheng AG Tech Co., Ltd	$91,374	13%
Gansu and Livestock Investment Co., Ltd	111,808	16%
Mian County Forestry Industry Dev. Co., Ltd	85,797	12%
Hangzhong City Forestry Science Institute	114,110	16%
Cheng Junhui			$137,257	13%
Ruby Green Engineering Co., Ltd. Shanxi			289,388	27%
Ruby Green Engineering Co., Ltd. Shanxi			108,248	10%

5.      ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	June 30	December 31
	2013	2012
Accounts receivable	$129,349	$171,537
Less: Allowance for doubtful accounts	(45,769)	(41,111)
Accounts receivable, net	$83,580	$130,426

Bad debt expense was $4,003 and $1,869 for the six months ended June 30, 2013 and 2012, respectively.

6.      INVENTORIES

Inventories consist of the following:

	June 30	December 31
	2013	2012
Inventories	$2,445,052	$2,096,279
Less: Allowance for obsolescence	-	(5,818)
Inventories, net	$2,445,052	$2,090,461

7.      PREPAYMENT

As of June 30, 2013 and December 31, 2012, the Company made prepayment for rental of land, purchase of vehicle, and advance to suppliers for $49,508 and $181,470, respectively.

8.      PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment consist of the following:

	June 30	December 31
	2013	2012
Buildings	$78,494	$21,408
Machinery and equipment	11,364	11,195
Transportation equipment	95,749	94,324
Office equipment	20,270	17,645
Total	205,877	144,572
Less: Accumulated depreciation	(109,789)	(102,401)
Add: Construction in process	-	54,215
Property, plant, and equipment, net	$96,088	$96,386

The depreciation was $5,792 and $5,011 for the six months ended June 30, 2013 and 2012, respectively. They are broken down as follows:

	For the Six Months Ended
	June 30,
	2013	2012
Cost of goods	$1,909	$1,208
Operating expenses	3,883	3,803
Total	$5,792	$5,011

9.      INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30	December 31
	2013	2012
Land use right	$11,894	$11,717
Less: Accumulated amortization	(2,232)	(2,080)
Intangible assets, net	$9,662	$9,637

The amortization for land use right was $103 and $101 for the six months ended June 30, 2013 and 2012, respectively. They are broken down as follows:

	For the Six Months Ended
	June 30,
	2013	2012

Cost of goods	$103	$101
Operating expenses	-	-
Total	$103	$101

As of June 30, 2013 and December 31 2012, land use right of the Company, was pledged as collateral under certain loan agreements (see Note 10)

10.      SHORT-TERM LOANS

Short-term loans consist of the following:

June 30, 2013

	Loan Amount	Duration	Annual Interest Rate	Collateral
Agricultural Development Bank of China-Hanzhong Branch	$544,350	2009.9.8-2010.9.7	9.38%	737 mu (491,357.9 square meters) of forest land use right
Chang'An Bank-Hanzhong Branch	211,809	2007.7.9- 2008.7.8	15.77%	Credit loan
Total Short-term bank loans	756,159
Loans from nonfinancial institutions and individuals	344,377
Total short-term loans	$1,100,536

December 31, 2012

	Loan Amount	Duration	Annual Interest Rate	Collateral
Agricultural Development Bank of China-Hanzhong Branch	$536,250	2009.9.8-2010.9.7	8.96%	737 mu (491,357.9 square meters) of forest land use right
Chang'An Bank-Hanzhong Branch	208,658	2007.7.9- 2008.7.8	15.77%	Credit loan
Total Short-term bank loans	744,908
Loans from nonfinancial institutions and individuals	223,165
Total	$968,073

Interest expense for short-term loans was $73,693 and $47,546 for the six months ended June 30, 2013 and 2012, respectively.

Forest land use right secured for short-term loans is use right of 737 MU (491,357.9square meters) forest land granted from government with carrying value as the followings:

	June 30	December 31
	2013	2012
Land use right	$354	$358

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

11.      LONG-TERM LOANS

Long-term loans consist of the following:

June 30, 2013

	Loan Amount	Duration	Annual Interest Rate	Collateral
The Bureau of Finance of Chenggu County	$81,504	2006.3.9 - 2010.11.30	2.40%	Credit Loan
Less: principal due within one year	(81,504)
Total, net	$-

December 31, 2012

	Loan Amount	Duration	Annual Interest Rate	Collateral
The Bureau of Finance of Chenggu County	$80,291	2006.3.9 - 2010.11.30	2.40%	Credit Loan
Less: principal due within one year	(80,291)
Total, net	$-

Total Interest expense for long-term loans was $970 and $950 for the six months ended June 30, 2013 and 2012, respectively.

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

On September 15, 2012, $400,000 convertible promissory note as well as associated accrued interest was transferred to 8 individuals who were not the Company’s shareholders as of June 30, 2013.

For the six months ended June 30, 2013 and 2012, the interest expense for this note was $49,589 and $49,863, respectively.

13.      GERNERAL AND ADMINISTRATIVE

For the six months ended June 30, 2013 and 2012, the amount of general and administrative expenses mainly composed of the following events:

	For the Six Months Ended
	June 30,
	2013	2012
Office expense	$8,883	$7,119
Salary and welfare	23,218	27,659
Employee insurance	14,889	10,553
Audit and accounting	12,212	16,485
Legal service fee	15,000	15,104
Entertainment fee	9,360	14,970
Depreciation expense	3,883	3,803
Bad debt expense	4,003	1,869
Others	67,368	44,662
Total	$158,816	$142,224

14.      CHINA CONTRIBUTION PLAN

Full time employees of the Company participate in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company’s subsidiaries to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly basic compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations. The Company has no further commitments beyond its monthly contribution. For the six months ended June 30, 2013 and 2012, the total provisions for such employee benefits were $14,889 and $10,553, respectively.

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

16.      RELATED PARTY TRANSACTION

All transactions associated with the following companies or individuals are considered to be related party transactions.

Name	Relationship

Hanzhong Bashan God Grass Biological Development Co., Ltd.	A company controlled by relative of Hengtai's CEO
Yang, Yung Li	*Previous owner of Hengtai
Shau, Jen Heng	*Previous owner and CEO of Hengtai
Qinba Taxus Association	An organization controlled by the Company
Liu, Sheng Li	Chairman, President and Director,

*In September 2010, Xian Qiying Bio-Tech Limited acquired 100% capital of Hengtai from previous owners.

Due to related parties

	June 30	December 31
Name	2013	2012
Yang, Yung Li	$78,343	$77,178
Shau, Jen Heng	78,557	95,987
Qinba Taxus Association	326	321-
Total	$157,226	$173,486

"Due to related parties" represents loans payable that are unsecured, and have no fixed terms of repayment, and are therefore deem payable on demand. Due to related parties is subject to interest rate from 10%~15%.

Interest expense for related party loans was $7,076 and $6,335 for the six months ended June 30, 2013 and 2012, respectively.

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

18.      OPERATING LEASE COMMITMENT

The Company leases land under operating leases which are for 3~30 years and, expire beginning on April 30, 2011. The rents were $52,218 and $21,191 for the six months ended June 30, 2013 and 2012, respectively.

They are broken down as follows:

	For the Six Months Ended
	June 30,
	2013	2012
Cost of goods	$52,218	$21,911
Operating expenses	-	-
Total	$52,218	$21,911

Future minimum lease payments for operating leases with initial or remaining noncancelable terms in excess of one year are as follows:

Year ending December 31,
2013	$47,048
2014	47,048
2015	45,267
2016	43,359
2017	41,782
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

Results of Operations

For the three months ended June 30, 2013 Compared to the three months ended June 30, 2012

For the Three Months Ended June 30	2013	2012
Net Sales Revenue	$314,298	$332,352
Cost of Goods Sold	$230,350	$244,334
Selling, General and Administrative Expenses	$98,980	$107,469
Other Income (Expenses)	$(23,199)	$19,338
Income Taxes	$-	$-
Net Loss	$(38,231)	$(113)

Net Sales

We had net sales of $314,298 for the three months ended June 30, 2013 and $332,352 for the three months ended June 30, 2012. Our sales decreased by $18,054 or approximately 5.4%.

Cost of Goods Sold and Gross Profit

For the three months ended June 30, 2013 and 2012, cost of goods sold amounted to $230,350 and $244,334. Gross profit for the three months ended June 30, 2013 was $83,948 as compared to $88,018 for the three months ended June 30, 2012. The gross margin percentage for the three months ended June 30, 2013 and 2012 were approximately 26.7% and 26.5%.

Operating Expenses

For the three months ended June 30, 2013, total operating expenses were $98,980 as compared to $107,469 for the three months ended June 30, 2012, a decrease of $8,489, or approximately 7.9%. The Company’s current period’s operating expenses are comparable to prior year’s expenses.

The breakdown of the operating expenses as follows:

Three Months Ended June 30	2013	2012
Selling Expenses	$21,793	$36,505
General and Administrative Expenses:	$77,187	$70,964
Total Operating Expenses	$98,980	$85,114

Other Income (Expenses)

Our other income (expenses) during the three months ended June 30, 2013 amounted to $(23,199) as compared to $19,338 for the same period in 2012. The result was mainly due to decrease in subsidy and grants received from the government when compared to prior year. The interest expenses were $64,194 and $52,178 for the three months ended June 30, 2013 and 2012, respectively. The increase of interest expense resulted from higher principal on the short-term loans.

Net Loss

Net loss was $38,231 for the three months ended June 30, 2013, as compared to a net loss of $113 for the same period in 2012. The increase of net loss was due to significant decrease in government subsidy and grants received by the Company.

For the six months ended June 30, 2013 Compared to the six months ended June 30, 2012

For the Six Months Ended June 30	2013	2012
Net Sales Revenue	$709,398	$1,076,315
Cost of Goods Sold	$515,507	$790,775
Selling, General and Administrative Expenses	$190,911	$192,583
Other Income (Expenses)	$(14,804)	$176,077
Income Taxes	$-	$-
Net Income	$(11,824)	$269,034

Net Sales

We had net sales of $709,398 for the six months ended June 30, 2013 and $1,076,315 for the six months ended June 30, 2012. Our sales decreased by $366,917 or approximately 34%.  The management decided to reserve and to maintain the trees for a longer period instead selling the trees in order to extract certain chemical compound from the trees. As a result the sales revenues decreased for the period.

Cost of Goods Sold and Gross Profit

For the six months ended June 30, 2013 and 2012, cost of goods sold amounted to $515,507 and $790,775. Gross profit for the six months ended June 30, 2013 was $193,891 as compared to $285,540 for the six months ended June 30, 2012. The gross margin percentage for the six months ended June 30, 2013 and 2012 were approximately 27.3% and 26.5%.

Operating Expenses

For the six months ended June 30, 2013, total operating expenses were $190,911 as compared to $192,583 for the six months ended June 30, 2012, an decrease of $1,672, or approximately 1%. The Company’s current period’s operating expenses are comparable to prior year’s expenses.

The breakdown of the operating expenses as follows:

For the Six Months Ended June 30	2013	2012
Selling Expenses	$32,095	$50,359
General and Administrative Expenses	$158,816	$142,224
Total Operating Expenses	$190,911	$192,583

The selling expenses decreased $18,264 or approximately 36% as a result decrease in corresponding decrease in sales revenues.

The breakdown of the general and administrative expenses as follows:

	For the Six Months Ended
	June 30,
	2013	2012
Office expense	$8,883	$7,119
Salary and welfare	23,218	27,659
Employee insurance	14,889	10,553
Audit and accounting	12,212	16,485
Legal service fee	15,000	15,104
Entertainment fee	9,360	14,970
Depreciation expense	3,883	3,803
Bad debt expense	4,003	1,869
Others	67,368	44,662
Total	$158,816	$142,224

Other Income (Expenses)

Our other income (expenses) during the six months ended June 30, 2013 amounted to $(14,804) as compared to $176,077 for the same period in 2012. The result was mainly due to decrease in subsidy and grants received from the government when compared to prior year. The interest expenses were $131,328 and $104,694 for the six months ended June 30, 2013 and 2012, respectively. The increase of interest expense resulted from higher principal on the short-term loans.

Net Income (Loss)

Net loss was $(11,824) for the six months ended June 30, 2013, as compared to a net income of $269,034 for the same period in 2012. The decrease of net income was due to decrease in sale revenues and government grant received.

Liquidity and Capital Resources

At June 30, 2013, we had cash and cash equivalents of $8,001.

Working Capital

	At June 30, 2013	At December, 2012
Current assets	$2,643,422	$2,551,626
Current liabilities	2,388,749	2,296,364
Working capital	$254,673	$255,262

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2013 was $229,344 as compared to net cash provided by operating activities $152,944 for the six months ended June 30, 2012.

For the six months ended June 30, 2013, we had net loss of $11,824. Our inventories increased by $354,592, accounts payable decreased by $100,548, accounts receivable decreased by $42,843, prepayments decreased by $131,962, other receivables increased by $22,599, interest payable increase by $89,078, accrued liabilities and other current liabilities decreased by $13,562, offset by non-cash items such as depreciation and amortization of $5,895 and bad debts provision of $4,003.

For the six months ended June 30, 2012, we had net income of $269,034. Our inventories increased by $73,692, accounts payable decreased by $18,427, accounts receivable increased by $91,136, other receivables increased by $28,260, prepayments decreased by $47, interest payable increase by $78,962, accrued liabilities and other current liabilities increased by $9,435, offset by non-cash items such as depreciation and amortization of $5,112 and bad debts provision of $1,869.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2013 was $4,053 as compared to net cash provided by investing activities of $52,435 for the six months ended June 30, 2012.

For the six months ended June 30, 2013, we spent $4,053 in acquisitions of properties, plant and equipment.

For the six months ended June 30, 2012, we spent $7,350 in acquisitions of properties, plant and equipment and received cash repayment of $59,785 from our related parties for the loan previously made to our related parties.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2013 was $117,416. We have repaid $17,430 to our related parties. We also borrowed $133,676 in short and long term bank loans as well as $1,170 from our related parties.

Net cash used in financing activities for the six months ended June 30, 2012 was $116,068. For the six months ended June 30, 2012, we borrowed $5,104 from our related parties. We repaid $374 to our related parties and $120,798 to short and long term bank loans.

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

Related Parties Transactions

We have historically funded our cash needs through a series of debt transactions, primarily with related parties. Amounts due to related parties as of June 30, 2013 and December 31, 2012 were $157,226 and $173,486, respectively.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2013, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

Changes in internal control over financial reporting

During the quarter ended June 30, 2013, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None in the quarter ended June 30, 2013.

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

101

The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of he Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA FORESTRY, INC.

(Registrant)

August 19, 2013	/s/ Shuncheng Ma
Shuncheng Ma
Chief Financial Officer
(Principal Accounting Officer)