Form 10-Q
period 2013-09-30
CHINA FORESTRY INC
filed 2013-11-13
CIK 805729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2013

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

140-75 Ash Avenue, Suite 2D,

Queens, NY 11355

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of September 30, 2013 and November 10, 2013, 15,600,000 shares of common stock.

CHINA FORESTRY, INC.

FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2013

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

ITEM 1. LEGAL PROCEEDINGS

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5. OTHER INFORMATION

ITEM 6 - EXHIBITS

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$30,852	114,587
Accounts receivable, net (Note 5)	9,285	130,426
Other receivables	65,029	34,682
Inventories (Note 6)	2,541,720	2,090,461
Prepayment (Note 7)	43,414	181,470
Total Current Assets	2,690,300	2,551,626

Property, plant and equipment, net (Note 8)	91,924	96,386
Intangible assets (Note 9)	9,626	9,637
Total Assets	$2,791,850	2,657,649

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term loans (Note 10)	$1,176,846	968,073
Accounts payable	244,469	355,282
Other payables	28,072	69,642
Due to related parties (Note 16)	151,236	173,486
Accrued expenses	246,545	191,117
Interest payable	558,391	432,208
Advance from customers	26,694	26,265
Long-term loans due within one year (Note 11)	81,712	80,291
Total Current Liabilities	2,513,965	2,296,364
Convertible promissory note-shareholders (Note 12)	1,000,000	1,000,000
Total Liabilities	3,513,965	3,296,364
Commitments & Contingencies (Note 17 and 18)
Shareholders' Deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
0 shares issued and outstanding	-	-
Common stock, $0.01 par value; 20,000,000 shares authorized,
15,600,000 shares issued and outstanding	156,000	156,000
Additional Paid-in Capital	1,361,768	1,361,768
Accumulated Deficit	(2,464,141)	(2,368,389)
Accumulated other comprehensive income	224,258	211,906
Shareholders' Deficit	(722,115)	(638,715)
Total Liabilities and Shareholders' Deficit	$2,791,850	2,657,649

See Notes to Consolidated Financial Statements

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenue
Net sales	$257,735	$180,344	$967,133	$1,256,659

Cost of Goods Sold	(189,404)	(134,371)	(704,911)	(925,146)
Gross Profit	68,331	45,973	262,222	331,513

Operating Expenses
Selling expenses	4,352	25,810	36,447	76,169
General and administrative expenses (Note 13)	113,870	81,216	272,686	223,440
Total operating expenses	118,222	107,026	309,133	299,609
Income (Loss) from operations	(49,891)	(61,053)	(46,911)	31,904

Other Income (Expenses)
Interest expense	(67,626)	(56,773)	(198,954)	(161,467)
Other income	33,589	23,222	150,113	303,993
Total other income (expenses)	(34,037)	(33,551)	(48,841)	142,526

Income (Loss) before income taxes	(83,928)	(94,604)	(95,752)	174,430
Income taxes	-	-	-	-
Net Income (Loss)	$(83,928)	$(94,604)	$(95,752)	$174,430

Net Loss per share - basic	$(0.005)	$(0.006)	$(0.006)	$0.011
Weighted average shares outstanding- basic	15,600,000	15,600,000	15,600,000	15,600,000

Net Loss per share – diluted	$(0.005)	$(0.006)	$(0.006)	$0.011
Weighted average shares outstanding- diluted	15,600,000	15,600,00 0	15,600,000	22,400,000

Comprehensive Income (loss)
Net income (loss)	$(83,928)	$(94,604)	$(95,752)	$174,430

Other comprehensive income (loss) - Foreign currency translation adjustment	1,390	4,757	12,352	2,416

Comprehensive income (loss)	$(82,538)	$(89,847)	$(83,400)	$176,846

See Notes to Consolidated Financial Statements.

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2013	2012

Operating Activities:
Net income (loss)	$(95,752)	$174,430
Adjustments to reconcile income to net cash provided by operations
Depreciation	10,189	8,181
Provision for bad debts	63,658	22,759
Amortization of intangible assets	155	151
Loss on disposal of property, plant and equipment	-	-
Changes in operating assets and liabilities:
Accounts receivable, net	57,483	(48,276)
Other receivables	(30,347)	(10,293)
Inventories	(451,259)	(496,722)
Prepayment	138,056	(27,743)
Accounts payable	(110,813)	290,123
Other payables	(41,570)	19,756
Accrued expenses	55,428	8,200
Interest payable	126,183	85,097
Advance from customers	429	52,175
Net cash provided by (used in) operating activities	(278,160)	77,838

Investing Activities
Purchase of properties, plant and equipment	(4,067)	(16,253)
Proceeds from disposal of properties, plant and equipments	-	-
Loan made to related parties	-	-
Proceeds from repayment of loan made to related parties	-	75,279
Net cash provided by (used in) investing activities	(4,067)	59,026

Financing Activities
Proceeds from short-term and long-term loans	265,621	115
Proceeds from related parties	1,370	428
Repayment to related parties	(23,620)	(7,032)
Repayment of loans	(55,427)	(65,778)
Proceeds from capital contribution	-	-
Net cash provided by (used in) financing activities	187,944	(72,267)

Effect of exchange rate changes on cash	10,548	2,251

Increase in cash and cash equivalents	(83,735)	66,848
Cash and cash equivalents at beginning of period	114,587	16,308
Cash and cash equivalents at end of period	$30,852	$83,156

Supplemental disclosure of cash flow information
Interest paid	$76,410	$76,663
Income taxes paid	$-	$-

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

2.      GOING CONCERN

As reflected in the accompanying financial statements, the Company has accumulated deficits of $2,464,141 at September 30, 2013. The Company’s owners have funded the losses and cash shortfalls allowing management to develop sales and contingency plans. The Company is also arranging for additional funding. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at September 30, 2013, and the results of its operations and cash flows for the nine and three month periods ended September 30, 2013 and 2012. The results of operations for the period ended September 30, 2013 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

o.      Advertising expense

The advertising costs are expensed as incurred and included in selling expenses. The advertising expense was $9,076 and $23,728 for the nine months ended September 30, 2013 and 2012, respectively.

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

q.      Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period.  Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  At September 30, 2013, the Company has an outstanding convertible debenture that is convertible into 6,800,000 shares of common stock. The potential dilution associated with convertible debt was excluded from the calculation for the nine months ended September 30, 2013 as it will create an anti-dilutive effect. The basic and diluted earnings per share for the nine months ended September 30, 2013 and 2012 as follows:

	For the Nine Months Ended
	September 30,
	2013	2012
Numerator
Net income (loss)	$(95,752)	$174,430
Net income without convertible interest expense	$(20,957)	$249,499
Denominator
Weighted average common shares outstanding – basic	15,600,000	15,600,000
Dilution associated with convertible debt	-	6,800,000
Weighted average common shares outstanding – diluted	15,600,000	22,400,000

Basic earnings (loss) per share	$(0.006)	$0.011
Diluted earnings (loss) per share	$(0.006)	$0.011

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

The consolidated financial statements of the Company are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation,” codified with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency consolidated financial statements into U.S. dollars are included in determining comprehensive income. At September 30, 2013 and December 31, 2012, the cumulative translation adjustments of $224,258 and $211,906, respectively, were classified as items of accumulated other comprehensive income in the stockholders’ equity section of the balance sheet. For the nine months ended September 30, 2013 and 2012, other comprehensive income was $12,352 and $2,416, respectively.

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the consolidated financial statements were as follows:  As of September 30, 2013 and December 31, 2012, the Company used the period-end rates of exchange for assets and liabilities of $1 to RMB6.122 and $1 to RMB6.2303, respectively. For the nine months ended September 30, 2013 and 2012, the Company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1 to RMB6.1676 and $1 to RMB6.3288, respectively. The Company used historical rates for equity.

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

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This standard requires that an unrecognized tax benefits, or a portion of an unrecognized tax benefit be presented on a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions to this rule. If certain exception conditions exists, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. This standard is effective for fiscal years and interim periods within those years beginning after December 15, 2013. The

Company does not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

The Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

4.      SIGNIFICANT CONCENTRATIONS

Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist of cash and accounts receivable as of September 30, 2013 and December 31, 2012. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

The major part of the Company’s cash at September 30, 2013 and December 31, 2012 is maintained at one financial institution in the PRC which does not provide insurance for amounts on deposit.  The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

Geographic Concentration

For nine months ended September 30, 2013 and 2012 the Company’s sales were mainly made to customers located in the PRC. In addition, total accounts receivables as of September 30, 2013 and December 31, 2012 also arose from customers located in the PRC.

All net assets of the Company are also located in the PRC.

Customer Concentration

In 2009, the Company changed its sales strategy by switching the focused product in the market. This change resulted in concentration on certain customers for the Company’s sales. The following table sets forth information as to the revenue derived from those customers that accounted for more than 10% of our revenue for the nine months ended September 30, 2013 and 2012:

	For the Nine Months Ended		For the Nine Months Ended
	September 30 2013		September 30, 2012*
	Amount	%	Amount	%
Jiangxi Wanmao Tech Co., Ltd	$229,575	24%
Gansu and Livestock Investment Co., Ltd	112,191	12%
Hangzhong City Forestry Science Institute	114,501	12%
Cheng Junhui			$137,040	11%
Ruby Green Engineering Co., Ltd. Shanxi			288,931	23%

5.      ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	September 30	December 31
	2013	2012
Accounts receivable	$115,255	$171,537
Less: Allowance for doubtful accounts	(105,970)	(41,111)
Accounts receivable, net	$9,285	$130,426

Bad debt expense was $63,658 and $22,759 for the nine months ended September 30, 2013 and 2012, respectively.

6.      INVENTORIES

Inventories consist of the following:

	September 30	December 31
	2013	2012
Inventories	$2,541,720	$2,096,279
Less: Allowance for obsolescence	-	(5,818)
Inventories, net	$2,541,720	$2,090,461

7.      PREPAYMENT

As of September 30, 2013 and December 31, 2012, the Company made prepayment for rental of land, purchase of vehicle, and advance to suppliers for $43,414 and $181,470, respectively.

8.      PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 30	December 31
	2013	2012
Buildings	$78,694	$21,408
Machinery and equipment	11,393	11,195
Transportation equipment	95,993	94,324
Office equipment	20,322	17,645
Total	206,402	144,572
Less: Accumulated depreciation	(114,478)	(102,401)
Add: Construction in process	-	54,215
Property, plant, and equipment, net	$91,924	$96,386

The depreciation was $10,189 and $8,181 for the nine months ended September 30, 2013 and 2012, respectively. They are broken down as follows:

	For the Nine Months Ended
	September 30,
	2013	2012
Cost of goods	$4,315	$2,497
Operating expenses	5,874	5,684
Total	$10,189	$8,181

9.      INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 30	December 31
	2013	2012
Land use right	$11,924	$11,717
Less: Accumulated amortization	(2,298)	(2,080)
Intangible assets, net	$9,626	$9,637

The amortization for land use right was $155 and $151 for the nine months ended September 30, 2013 and 2012, respectively. They are broken down as follows:

	For the Nine Months Ended
	September 30,
	2013	2012

Cost of goods	$155	$151
Operating expenses	-	-
Total	$155	$151

As of September 30, 2013 and December 31 2012, land use right of the Company, was pledged as collateral under certain loan agreements (see Note 10)

10.      SHORT-TERM LOANS

Short-term loans consist of the following:

September 30, 2013

	Loan Amount	Duration	Annual Interest Rate	Collateral
Agricultural Development Bank of China-Hanzhong Branch	$526,136	2009.9.8-2010.9.7	8.58%	737 mu (491,357.9 square meters) of forest land use right
Chang'An Bank-Hanzhong Branch	163,345	2007.7.9- 2008.7.8	15.77%	Credit loan
Total Short-term bank loans	689,481
Loans from nonfinancial institutions and individuals	487,365
Total short-term loans	$1,176,846

December 31, 2012

	Loan Amount	Duration	Annual Interest Rate	Collateral
Agricultural Development Bank of China-Hanzhong Branch	$536,250	2009.9.8-2010.9.7	8.96%	737 mu (491,357.9 square meters) of forest land use right
Chang'An Bank-Hanzhong Branch	208,658	2007.7.9- 2008.7.8	15.77%	Credit loan
Total Short-term bank loans	744,908
Loans from nonfinancial institutions and individuals	223,165
Total	$968,073

Interest expense for short-term loans was $112,831 and $75,047 for the nine months ended September\ 30, 2013 and 2012, respectively.

Forest land use right secured for short-term loans is use right of 737 MU (491,357.9square meters) forest land granted from government with carrying value as the followings:

	September 30	December 31
	2013	2012
Land use right	$353	$358

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

11.      LONG-TERM LOANS

Long-term loans consist of the following:

September 30, 2013

	Loan Amount	Duration	Annual Interest Rate	Collateral
The Bureau of Finance of Chenggu County	$81,712	2006.3.9 - 2010.11.30	2.40%	Credit Loan
Less: principal due within one year	(81,712)
Total, net	$-

December 31, 2012

	Loan Amount	Duration	Annual Interest Rate	Collateral
The Bureau of Finance of Chenggu County	$80,291	2006.3.9 - 2010.11.30	2.40%	Credit Loan
Less: principal due within one year	(80,291)
Total, net	$-

Total Interest expense for long-term loans was $1,460 and $1,423 for the nine months ended September 30, 2013 and 2012, respectively.

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

On September 15, 2012, $400,000 convertible promissory note as well as associated accrued interest was transferred to 8 individuals who were not the Company’s shareholders as of September 30, 2013.

For the nine months ended September 30, 2013 and 2012, the interest expense for this note was $74,795 and $75,069, respectively.

13.      GERNERAL AND ADMINISTRATIVE

For the nine months ended September 30, 2013 and 2012, the amount of general and administrative expenses mainly composed of the following events:

	For the Nine Months Ended
	September 30,
	2013	2012
Office expense	$10,724	$10,731
Salary and welfare	25,523	38,611
Employee insurance	22,536	17,692
Audit and accounting	17,220	21,532
Legal service fee	22,500	22,580
Entertainment fee	12,479	19,333
Depreciation expense	5,874	5,684
Bad debt expense	63,658	22,759
Others	92,172	64,518
Total	$272,686	$223,440

14.      CHINA CONTRIBUTION PLAN

Full time employees of the Company participate in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company’s subsidiaries to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly basic compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations. The Company has no further commitments beyond its monthly contribution. For the nine months ended September 30, 2013 and 2012, the total provisions for such employee benefits were $22,536 and $17,692, respectively.

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

16.      RELATED PARTY TRANSACTION

All transactions associated with the following companies or individuals are considered to be related party transactions.

Name	Relationship

Hanzhong Bashan God Grass Biological Development Co., Ltd.	A company controlled by relative of Hengtai's CEO
Yang, Yung Li	*Previous owner of Hengtai
Shau, Jen Heng	*Previous owner and CEO of Hengtai
Qinba Taxus Association	An organization controlled by the Company
Liu, Sheng Li	Chairman, President and Director,

*In September 2010, Xian Qiying Bio-Tech Limited acquired 100% capital of Hengtai from previous owners.

Due to related parties

	September 30	December 31
Name	2013	2012
Yang, Yung Li	$78,543	$77,178
Shau, Jen Heng	72,367	95,987
Qinba Taxus Association	326	321
Total	$151,236	$173,486

"Due to related parties" represents loans payable that are unsecured, and have no fixed terms of repayment, and are therefore deem payable on demand. Due to related parties is subject to interest rate from 10%~15%.

Interest expense for related party loans was $9,866 and $9,928 for the nine months ended September 30, 2013 and 2012, respectively.

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

18.      OPERATING LEASE COMMITMENT

The Company leases land under operating leases which are for 3~30 years and, expire beginning on April 30, 2011. The rents were $52,883 and $40,585 for the nine months ended September 30, 2013 and 2012, respectively.

They are broken down as follows:

	For the Nine Months Ended
	September 30,
	2013	2012
Cost of goods	$52,883	$40,585
Operating expenses	-	-
Total	$52,883	$40,585

Future minimum lease payments for operating leases with initial or remaining noncancelable terms in excess of one year are as follows:

Year ending December 31,
2013	$42,276
2014	42,276
2015	40,483
2016	38,562
2017	36,974
$200,571

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

Results of Operations

For the three months ended September 30, 2013 Compared to the three months ended September 30, 2012

For the Three Months Ended September 30	2013	2012
Net Sales	$257,735	$180,344
Cost of Goods Sold	$189,404	$134,371
Operating Expenses	$118,222	$107,026
Other Expenses	$(34,037)	$(33,551)
Income Taxes	$-	$-
Net Loss	$(83,928)	$(94,604)

Net Sales

We had net sales of $257,735 for the three months ended September 30, 2013 and $180,344 for the three months ended September 30, 2012. Our sales increased by $77,391 or approximately 42.9%.  One customer has significantly accounted for the increase of our sales for three months ended September 30, 2013.

Cost of Goods Sold and Gross Profit

For the three months ended September 30, 2013 and 2012, cost of goods sold amounted to $189,404 and $134,371. Gross profit for the three months ended September 30, 2013 was $68,331 as compared to $45,973 for the three months ended September 30, 2012. The gross margin percentage for the three months ended September 30, 2013 and 2012 were approximately 26.5% and 25.5%, respectively..

Operating Expenses

For the three months ended September 30, 2013, total operating expenses were $118,222 as compared to $107,026 for the three months ended September 30, 2012, an increase of $11,196, or approximately 10.5%.

The breakdown of the operating expenses as follows:

Three Months Ended September 30	2013	2012
Selling Expenses	$4,352	$25,810
General and Administrative Expenses:	$113,870	$81,216
Total Operating Expenses	$118,222	$107,026

The breakdown of the general and administrative expenses as follows:

	For the Three Months Ended
	September 30,
	2013	2012
Office expense	$1,841	$3,612
Salary and welfare	2,305	10,952
Employee insurance	7,647	7,139
Audit and accounting	5,008	5,047
Legal service fee	7,500	7,476
Entertainment fee	3,119	4,363
Depreciation expense	1,991	1,881
Bad debt expense	59,655	20,890
Others	24,804	19,856
Total	$113,870	$81,216

The Company has made bad debt reserves of $59,655 for the three months ended September 30, 2013 which resulted in the increase of general and administrative expenses.

Other Income (Expenses)

Our other income (expenses) during the three months ended September 30, 2013 amounted to $(34,037) as compared to $(33,551) for the same period in 2012. The interest expenses were $67,626 and $56,773 for the three months ended September 30, 2013 and 2012, respectively. The increase of interest expense resulted from higher outstanding balance on the short-term loans

Net Loss

Net loss was $83,928 for the three months ended September 30, 2013, as compared to a net loss of $94,604 for the same period in 2012. The decrease of net loss was due to significant increase in sales revenues for the period.

For the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

For the Nine Months Ended June 30	2013	2012
Net Sales	$967,133	$1,256,659
Cost of Goods Sold	$704,911	$925,146
Operating Expenses	$309,133	$299,609
Other Income (Expenses)	$(48,841)	$142,526
Income Taxes	$-	$-
Net Income (Loss)	$(95,752)	$174,430

Net Sales

We had net sales of $967,133 for the nine months ended September 30, 2013 and $1,256,659 for the nine months ended September 30, 2012. Our sales decreased by $289,526 or approximately 23%.  The management decided to reserve and to maintain the trees for a longer period instead selling the trees in order to extract certain chemical compound from the trees. As a result the sales revenues decreased for the period.

Cost of Goods Sold and Gross Profit

For the nine months ended September 30, 2013 and 2012, cost of goods sold amounted to $704,911 and $925,146. Gross profit for the nine months ended September 30, 2013 was $262,222 as compared to $331,513 for the nine months ended September 30, 2012. The gross margin percentage for the nine months ended September 30, 2013 and 2012 were approximately 27.1% and 26.4%.

Operating Expenses

For the nine months ended September 30, 2013, total operating expenses were $309,133 as compared to $299,609 for the nine months ended September 30, 2012, an increase of $9,524, or approximately 3.2%.

The breakdown of the operating expenses as follows:

For the Nine Months Ended September 30	2013	2012
Selling Expenses	$36,447	$76,169
General and Administrative Expenses	$272,686	$223,440
Total Operating Expenses	$309,133	$299,609

The selling expenses decreased $39,722 or approximately 52.1% as a result decrease in corresponding decrease in sales revenues.

The breakdown of the general and administrative expenses as follows:

	For the Nine Months Ended
	September 30,
	2013	2012
Office expense	$10,724	$10,731
Salary and welfare	25,523	38,611
Employee insurance	22,536	17,692
Audit and accounting	17,220	21,532
Legal service fee	22,500	22,580
Entertainment fee	12,479	19,333
Depreciation expense	5,874	5,684
Bad debt expense	63,658	22,759
Others	92,172	64,518
Total	$272,686	$223,440

Other Income (Expenses)

Our other income (expenses) during the nine months ended September 30, 2013 amounted to $(48,841) as compared to $142,526 for the same period in 2012. The result was mainly due to decrease in subsidy and grants received from the government when compared to prior year. The interest expenses were $198,954 and $161,467 for the nine months ended September 30, 2013 and 2012, respectively. The increase of interest expense resulted from higher outstanding balance on the short-term loans.

Net Income (Loss)

Net loss was $95,752 for the nine months ended September 30, 2013, as compared to a net income of $174,430 for the same period in 2012. The decrease of net income was due to decrease in sales revenue and government grant received.

Liquidity and Capital Resources

At September 30, 2013, we had cash and cash equivalents of $30,852.

Working Capital

	At September 30, 2013	At December 31, 2012
Current assets	$2,690,300	$2,551,626
Current liabilities	2,513,965	2,296,364
Working capital	$176,335	$255,262

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2013 was $278,160 as compared to net cash provided by operating activities $77,838 for the nine months ended September 30, 2012.

For the nine months ended September 30, 2013, we had net loss of $(95,752). Our inventories increased by $451,259, accounts payable decreased by $110,813, accounts receivable decreased by $57,483, prepayments decreased by $138,056, other receivables increased by $30,347, interest payable increased by $126,183, accrued liabilities and other current liabilities increased by $14,287, offset by non-cash items such as depreciation and amortization of $10,344 and bad debts provision of $63,658.

For the nine months ended September 30, 2012, we had net income of $174,430. Our inventories increased by $496,722, accounts payable increased by $290,123, accounts receivable increased by $48,276, other receivables increased by $10,293, prepayments increased by $27,743, interest payable increased by $85,097, accrued liabilities and other current liabilities increased by $80,131, offset by non-cash items such as depreciation and amortization of $8,332 and bad debts provision of $22,759.

The inventory increased as a result of management’s decision to reserve and to maintain the trees for a longer period in order to extract certain chemical compound from the trees.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2013 was $4,067 as compared to net cash provided by investing activities of $59,026 for the nine months ended September 30, 2012.

For the nine months ended September 30, 2013, we spent $4,067 in acquisitions of properties, plant and equipment.

For the nine months ended September 30, 2012, we spent $16,253 in acquisitions of properties, plant and equipment and received cash repayment of $75,279 from our related parties for the loan previously made to our related parties.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2013 was $187,944. We have repaid $23,620 to our related parties and $55,427 of our bank loans. We also borrowed $265,621 in short and long term bank loans as well as $1,370 from our related parties.

Net cash used in financing activities for the nine months ended September 30, 2012 was $72,267. For the nine months ended September 30, 2012, we repaid $65,778 of loans and borrowed $428 from related parties and repaid $7,032 to related parties.

The Company has increased its borrowing from the bank in order to generate sufficient cash flow to maintain operations. The proceeds from the loans were used to purchase inventory and to reduce accounts payable balances.

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

Related Parties Transactions

We have historically funded our cash needs through a series of debt transactions, primarily with related parties. Amounts due to related parties as of September 30, 2013 and December 31, 2012 were $151,236 and $173,486, respectively.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 30, 2013, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

Changes in internal control over financial reporting

During the quarter ended September 30, 2013, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None in the quarter ended September 30, 2013.

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

101

The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of he Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA FORESTRY, INC.

(Registrant)

November 13, 2013	/s/ Shuncheng Ma
Shuncheng Ma
Chief Financial Officer
(Principal Accounting Officer)