Form 10-K
period 2013-12-31
CHINA FORESTRY INC
filed 2014-03-27
CIK 805729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2013

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

Flushing, NY 11355

Phone: 212-219-7783

Fax: 212-219-3604

Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.   Yes [   ]    No  [X]

Indicate by check mark whether Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes [   ]     No  [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes  [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [X]    No[   ]

Indicated by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best  of Registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-accelerated Filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [   ]    No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of December 31, 2013, 15,600,007 shares of common stock and as of March 21, 2014, 15,600,007 shares of common stock.

TABLE OF CONTENTS

PART I

Item 1.	Business

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6.	Selected Financial Data

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures

Item 9B	Other Information

PART III

Item 10	Directors, Executive Officers and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships, Related Transactions and Director Independence

Item 14.	Principal Accounting Fees and Services

PART IV

Item 15.	Exhibits, Financial Statement Schedules

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

Intellectual Properties

None.

Employees

As of March 21, 2014, there are currently 29 full-time employees, including 8 members of management and administrative staff, 12 agricultural experts and 9 marketing employees.

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

The following table illustrates our 14 forestry centers in detail, which comprise land rented from local farmers:

			Area
No.	Forestry Center	Location	sq km	Mu	Major Plantation
1	Xiao He Forestry Center	Xiaohe Town, Chenggu County, Hanzhong City	15.3553	23,033	Chinese Yew
2	Xi Xiang Forestry Center	Xixiang County, Hanzhong City	0.1600	240	Aesculus
3	Lan Kong Forestry Center	Economic Development Zone, Hanzhong City	0.1430	214	Aesculus
4	Chen Jia Ying Forestry Center	Hantai District, Hanzhong City	0.0907	136	Taxus Media
5	Tian Ming Forestry Center	Tianming Town, Chenggu County, Hanzhong City	0.0787	118	Aesculus
6	Jin Hua Forestry Center	Hantai District, Hanzhong City	0.0740	111	Chinese Yew
7	Ping Wu Forestry Center	Pingwu County, Sichuan province	0.0400	60	Dove Tree
8	Hu Xian Forestry Center	Hu County, Hanzhong City	0.0400	60	Aesculus
9	Jia You Zhan Forestry Center	Economic Development Zone, Hanzhong City	0.0308	46	Chinese Yew
10	Yuan Shang Forestry Center	North Economic Development Zone, Hanzhong City	0.0200	30	Chinese Yew
11	Long Jiang Forestry Center	Hantai District, Hanzhong City	0.0201	30	Dove Tree, Magnolia Denudate
12	Tang Ying Forestry Center	Hantai District, Hanzhong City	0.0155	23	Aesculus
13	Shi Hu Forestry Center	Economic Development Zone, Hanzhong City	0.0093	14	Dendrobium
14	Others		0.0047	7
	Total		16.0821	24,122

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

		High	Low

2012	First Quarter	$0.20	$0.03
	Second Quarter	$0.18	$0.04
	Third Quarter	$0.10	$0.01
	Fourth Quarter	$0.09	$0.04
2013	First Quarter	$0.05	$0.01
	Second Quarter	$0.04	$0.01
	Third Quarter	$0.02	$0.01
	Fourth Quarter	$0.01	$0.01

The transfer agent for our common stock is Interwest Transfer Co., Inc., 1981 East 4800 South, Ste 100, Salt Lake City, UT  84111, Attn Melinda Orth; Tel: (801) 272-9294.

Holders

As of March 21, 2014 there were approximately 147 holders of record of 15,600,007 outstanding shares of common stock of the Company, which does not include shareholders who own our shares in so-called “street name.”

Dividends

Holders of our common stock are entitled to dividends if declared by the Board of Directors out of funds legally available therefore. As of December 31, 2013 no cash dividends have been declared.

Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our results of operation, financial condition, contractual and legal restrictions and other factors the board of directors deem relevant.

Equity Compensation Plans

As of December 31, 2013, we did not have any equity compensation plans.

Recent Sales of Unregistered Securities

None in the fiscal year ended December 31, 2013

Recent Purchases of Equity Securities by us and our Affiliated Purchasers

We have not repurchased any of our common stock and have no publicly announced repurchase plans or programs as of December 31, 2013.

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

The results of operations of Hengtai are consolidated in our financial statements since Hengtai is a controlled by our subsidiary, FIHK.

Results of Operations

For the year ended December 31, 2013 Compared to the year ended December 31, 2012

For the Year ended December 31	2013	2012
Net Sales	$1,778,363	$1,546,063
Cost of Goods Sold	$1,293,060	$1,154,917
Operating Expenses	$499,850	$416,888
Other Income (Expenses)	$(577,303)	$148,911
Income Taxes	$-	$-
Net Income	$(591,850)	$123,169

Net Sales

We had net sales of $1,778,363 for the year ended December 31, 2013 and $1,546,063 for the year ended December 31, 2012. Our sales increased by $232,300 or approximately 15%.  The Company has increased its sales of a specific product known as Taxus Yew which is considered one of the most endangered plants in China. The trees were previously reserved and maintained by the Company in order to extract certain chemical compound from the trees.

Cost of Goods Sold and Gross Profit

For the years ended December 31, 2013 and 2012, cost of goods sold amounted to $1,293,060 and $1,154,917. Gross profit for the year ended December 31, 2013 was $485,303 as compared to $391,146 for the year ended December 31, 2012. The gross margin percentage for the year ended December 31, 2013 and 2012 were approximately 27.3% and 25.3%. The increase in gross margin resulted from a specific product sold by the Company due to values of the plants. In addition, due to higher sales revenues, the cost of goods sold increased accordingly.

Operating Expenses

For the year ended December 31, 2013, total operating expenses were $499,850 as compared to $416,888 for the year ended December 31, 2012, an increase of $82,962, or approximately 19.9%. The selling expenses decreased because the Company has received sales from its regular and old customers without spending additional promotions and advertisement. The general and administrative expenses increase as result of bad debts reserved for the Company’s outstanding accounts receivables as determined by the management.

The breakdown of the operating expenses as follows:

For the Year ended December 31	2013	2012
Selling Expenses	$72,932	$89,911
General and Administrative Expenses	$426,918	$326,977
Total Operating Expenses	$499,850	$416,888

The breakdown of the general and administrative expenses as follows:

	For the Year ended
	December 31,
	2013	2012
Office expense	$17,564	$15,653
Salary and welfare	68,730	61,116
Employee insurance	30,223	26,331
Audit and accounting	43,307	41,088
Legal service fee	30,000	35,132
Entertainment fee	16,538	24,002
Depreciation expense	7,875	7,602
Bad debt expense	106,219	21,386
Others	106,462	94,667
Total	$426,918	$326,977

Other Income (Expenses)

Our other income (expenses) during the year ended December 31, 2013 amounted to $(577,303) as compared to $148,911 for the same period in 2012. The result was mainly due to contingent loss accrued in 2013. The interest expenses were $296,260 and $215,383 for the year ended December 31, 2013 and 2012, respectively. The increase of interest expense resulted from higher outstanding balance and higher interest rate on the short-term loans. In addition, the Company experience a loss of $542,549 for the year ended December 31, 2013 as a result of loan default where the Company is a guarantor of the loan.

Net Income (Loss)

Net loss was $591,850 for the year ended December 31, 2013, as compared to a net income of $123,169 for the same period in 2012. The decrease of net income was due to increase in general and administrative expense and other loss from loan defaulted by the Company’s related party along with a decrease in government grant received.

Liquidity and Capital Resources

At December 31, 2013, we had cash and cash equivalents of $23,347.

Working Capital

	At December 31, 2013	At December 31, 2012
Current assets	$2,654,753	$2,551,626
Current liabilities	2,418,893	2,296,364
Working capital	$235,860	$255,262

Operating Activities

Net cash used in operating activities for the year ended December 31, 2013 was $295,918 as compared to net cash provided by operating activities $115,304 for the year ended December 31, 2012.

For the year ended December 31, 2013, we had net loss of $591,850. Our inventories increased by $114,803, accounts payable decreased by $293,678, accounts receivable increased by $285,373, prepayments decreased by $114,714, other receivables increased by $15,123, interest payable increased by $190,271, accrued liabilities and other current liabilities increased by $27,775, contingent obligations increased by $551,079 , offset by non-cash items such as depreciation and amortization of $14,851 and bad debts provision of $106,219.

For the year ended December 31, 2012, we had net income of $123,169, our inventories increased by $463,741, accounts payable increased by $298,943, accounts receivable increased by $89,393, prepayments increased by $51,653, other receivables increased by $10,590, interest payable increased by $129,755, accrued liabilities and other current liabilities increased by $146,230, offset by non-cash items such as depreciation and amortization of $11,198, and bad debts provision of $21,386.

The inventory increased as a result of management’s decision to reserve and to maintain the trees for a longer period in order to extract certain chemical compound from the trees.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2013 was $4,079 as compared to net cash provided by investing activities of $52,853 for the year ended December 31, 2012.

For the year ended December 31, 2013, we spent $4,079 in acquisitions of properties, plant and equipment.

For the years ended December 31, 2012, we have received cash repayment of $75,279 from our related parties for the loan previously made to our related parties, and we spent $22,426 in acquisitions of properties, plant and equipment.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2013 was $198,160. We have repaid $40,702 to our related parties. We borrowed $110,362 in short and long term bank loans as well as $128,500 from our related parties.

Net cash used in financing activities for the year ended December 31, 2012 was $76,371. For the year ended December 31, 2012, we repaid $86,254 of outstanding loans and we borrowed $9,071 from related parties and $812 from banks.

The Company has increased its borrowing from the bank and related parties in order to generate sufficient cash flow to maintain operations. The proceeds from the loans were used to purchase inventory and to reduce accounts payable balances.

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

Related Parties Transactions

We have historically funded our cash needs through a series of debt transactions, primarily with related parties. Amounts due to related parties as of December 31, 2013 and December 31, 2012 were $261,284 and $173,486, respectively. Interest expense for related party loans was $11,373 and $14,709 for the years ended December 31, 2013 and 2012, respectively.

The Company is a guarantor of a loan for a related party. On December 31, 2013, the balance of the loan principle and interest payable was $551,079. The loan was due on July 1, 2013 and the related party has not made any payment. The contingent loss was accrued as it is probable the liability has incurred.

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

The consolidated financial statements of the Company are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation,” codified with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency consolidated financial statements into U.S. dollars are included in determining comprehensive income. At December 31, 2013 and 2012, the cumulative translation adjustments of $225,423 and $211,906, respectively, were classified as items of accumulated other comprehensive income in the stockholders’ equity section of the balance sheet. For the years ended December 31, 2013 and 2012, other comprehensive income was $13,517 and $7,556, respectively.

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the consolidated financial statements were as follows:  As of December 31, 2013 and 2012, the Company used the period-end rates of exchange for assets and liabilities of $1 to RMB6.054 and $1 to RMB6.2303, respectively. For the years ended December 31, 2013 and 2012, the Company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1 to RMB6.1492 and $1 to RMB6.3072, respectively. The Company used historical rates for equity.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Controls

During the year ended December 31, 2013, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Control

Our Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 31, 2013, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

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

Meetings of Our Board of Directors

The Registrant’s Board of Directors took all actions by unanimous written consent without a meeting during the fiscal year ended December 31, 2013.

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

Section 16(a) Beneficial Ownership Compliance Reporting

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 31, 2013.  During the fiscal years ended December 31, 2013 and 2012, all our directors and officers have complied with the Section 16(a) of the Exchange Act to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission except that Shengli Liu and Shuncheng Ma did not file Form 4 and Zhengheng Shao did not file Form 3 when they changed the percentage of ownership.

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

SUMMARY COMPENSATION TABLE

Name of Officer	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total

Shengli Liu	2013	$ -	--	--	--	--	--	--	--
Yueping Li	2013	$ -	--	--	--	--	--	--	--
Shuncheng Ma	2013	$ -	--	--	--	--	--	--	--
Chunli Li	2013	$ -	--	--	--	--	--	--	--

Option Grants in Last Fiscal Year

There were no options granted to any of the named executive officers during the year ended December 31, 2013.

During the year ended December 31, 2013, none of the named executive officers exercised any stock options.

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

Compensation of Directors

We did not pay our directors any compensation for services rendered as a director in the year ended December 31, 2013.

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

Change of Control Compensatory Plans

As of December 31, 2013, we had no pension plans or compensatory plans or other arrangements which provide compensation on the event of termination of employment or change in control of us.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the information concerning the number of shares of our common stock beneficially owned as of March 21, 2014 by: (i) each of our directors, (ii) each of our named executive officers and (iii) owners of 5% or more of our common shares. There was no other person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Except as otherwise specified below, the address of each beneficial owner listed below is Economic Development Zone of Hanzhong City, Shaan’xi Province, The People’s Republic of China

	Number of Shares of Common Stock Owned	Percent of Voting Power(1)
Directors and Executive Officers
Shengli Liu, President, Director (2)	4,552,048	22.76%
Shuncheng Ma, Director, CFO	1,100,000	5.50%
Yueping Li, Director, CEO
Chunli Li, Secretary
All Officers and Directors as a Group (5 persons)	5,652,048	28.26%

Principal Stockholders (5%)
Shuncheng Ma	1,100,000	5.5%
Shengli Liu	4,552,048	22.76%
Wealthstand Limited(2) Palm Grove House Po Box 438 Road Town Tortolla Bvi	1,328,610	6.64%
Zhengheng Shao	2,100,000	10.50%
All Principal Stockholders (5%)	9080658	45.40%

(1)

For purposes of the calculations in this table, there are 20,000,007 issued and outstanding shares of Common Stock because 4,400,000 of the shares underlying the $1.0 million convertible promissory note are deemed to be beneficially owned.

(2)

Shengli Liu is the beneficial owner of 1,912,048 shares of Common Stock, and a 60% interest in the principal amount of a $1.0 million convertible promissory note, which currently entitles him to convert his principal amount into 2,640,000 shares of Common Stock.

Item 13.    Certain Relationships, Related Transactions, and Director Independence

We have historically funded our cash needs through a series of debt transactions, primarily with related parties. Amounts due to related parties as of December 31, 2013 and December 31, 2012 were $261,284 and $173,486, respectively. Interest expense for related party loans was $11,373 and $14,709 for the years ended December 31, 2013 and 2012, respectively.

The Company is a guarantor of a loan for a related party. On December 31, 2013, the balance of the loan principle and interest payable was $551,079. The loan was due on July 1, 2013 and the related party has not made any payment. The contingent loss was accrued as it is probable the liability has incurred.

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

Item 14.    Principal Accounting Fees and Services.

Audit and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our auditors for the audit of our annual financial statements for the years ended December 31, 2013 and December 31, 2011 and any other fees billed for other services rendered by our auditors during these periods.

Yichien Yeh, CPA
Year ended December 31, 2013
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

CHINA FORESTRY, INC.

Date : March 26, 2014	By:	/s/ Shengli Liu
Shengli Liu
President, Director

CHINA FORESTRY, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2013 and 2012

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income for the Years Ended December 31, 2013 and 2012

Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of China Forestry, Inc.

We have audited the accompanying consolidated balance sheets of China Forestry, Inc. as of December 31, 2013 and 2012 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Forestry, Inc. as of December 31, 2013 and 2012 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred accumulated deficits of $2,960,239 and $2,368,389 as of December 31, 2013 and 2012, respectively. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Yichien Yeh, CPA
Oakland Gardens, New York March 24, 2014

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012

ASSETS
Current Assets
Cash and cash equivalents	$23,347	114,587
Accounts receivable, net (Note 5)	348,698	130,426
Other receivables	10,688	34,682
Inventories (Note 6)	2,205,264	2,090,461
Prepayment (Note 7)	66,756	181,470
Total Current Assets	2,654,753	2,551,626

Property, plant and equipment, net (Note 8)	88,498	96,386
Intangible assets (Note 9)	9,673	9,637
Total Assets	$2,752,924	2,657,649

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term loans (Note 10)	$1,076,096	968,073
Accounts payable	61,604	355,282
Other payables	82,006	69,642
Due to related parties (Note 17)	261,284	173,486
Accrued expenses	204,808	191,117
Interest payable	622,480	432,208
Advance from customers	27,985	26,265
Long-term loans due within one year (Note 11)	82,630	80,291
Total Current Liabilities	2,418,893	2,296,364
Convertible promissory note-shareholders (Note 12)	1,000,000	1,000,000
Contingent obligations (Note 18)	551,079	-
Total Liabilities	3,969,972	3,296,364

Commitments & Contingencies (Note 18 and 19)

Shareholders' Deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
0 shares issued and outstanding	-	-
Common stock, $0.01 par value; 20,000,000 shares authorized,
15,600,007 shares issued and outstanding	156,000	156,000
Additional Paid-in Capital	1,361,768	1,361,768
Accumulated Deficit	(2,960,239)	(2,368,389)
Accumulated other comprehensive income	225,423	211,906
Shareholders' Deficit	(1,217,048)	(638,715)
Total Liabilities and Shareholders' Deficit	$2,752,924	2,657,649

See Notes to Consolidated Financial Statements

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Years Ended
	December 31,
	2013	2012

Revenue
Net sales	$1,778,363	$1,546,063

Cost of Goods Sold	(1,293,060)	(1,154,917)
Gross Profit	485,303	391,146

Operating Expenses
Selling expenses	72,932	89,911
General and administrative expenses (Note 13)	426,918	326,977
Total operating expenses	499,850	416,888
Income (Loss) from operations	(14,547)	(25,742)

Other Income (Expenses)
Interest expense	(296,260)	(215,383)
Other loss	(542,549)	-
Other income	261,506	364,294
Total other income (expenses)	(577,303)	148,911

Income (Loss) before income taxes	(591,850)	123,169
Income taxes	-	-
Net Income (Loss)	$(591,850)	$123,169

Net Loss per share - basic	$(0.038)	$0.008
Weighted average shares outstanding- basic	15,600,007	15,600,007

Net Loss per share - diluted	$(0.038)	$0.008
Weighted average shares outstanding- diluted	15,600,007	15,600,007

Comprehensive Income (loss)
Net income (loss)	$(591,850)	$123,169
Other comprehensive income (loss) - Foreign currency translation adjustment	13,517	7,556

Comprehensive income (loss)	$(578,333)	$130,725

See Notes to Consolidated Financial Statements.

CHINA FORESTRY, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficit)
For the Years Ended December 31, 2013 and 2012

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Par ($0.01)

Balance as of December 31, 2011	15,600,007	156,000	1,361,768	204,350	(2,491,558)	(769,440)

Net income for the year					123,169	123,169

Foreign currency translation adjustment				7,556		7,556

Balance as of December 31, 2012	15,600,007	156,000	1,361,768	211,906	(2,368,389)	(638,715)
.
Net income for the period					(591,850)	(591,850)

Foreign currency translation adjustment				13,517		13,517

Balance as of December 31, 2013	15,600,007	156,000	1,361,768	225,423	(2,960,239)	(1,217,048)

See Notes to Consolidated Financial Statements

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2013	2012

Operating Activities:
Net income (loss)	$(591,850)	$123,169
Adjustments to reconcile income to net cash provided by operations
Depreciation	14,610	10,996
Provision for bad debts	106,219	21,386
Amortization of intangible assets	241	202
Loss on disposal of property, plant and equipment	-	-
Changes in operating assets and liabilities:
Accounts receivable, net	(285,373)	(89,393)
Other receivables	(15,123)	(10,590)
Inventories	(114,803)	(463,741)
Prepayment	114,714	(51,653)
Accounts payable	(293,678)	298,943
Other payables	12,364	64,597
Accrued expenses	13,691	57,751
Interest payable	190,271	129,755
Advance from customers	1,720	23,882
Contingent obligations	551,079	-
Net cash provided by (used in) operating activities	(295,918)	115,304

Investing Activities
Purchase of properties, plant and equipment	(4,079)	(22,426)
Proceeds from disposal of properties, plant and equipments	-	-
Loan made to related parties	-	-
Proceeds from repayment of loan made to related parties	-	75,279
Net cash provided by (used in) investing activities	(4,079)	52,853

Financing Activities
Proceeds from short-term and long-term loans	110,362	812
Proceeds from related parties	128,500	9,071
Repayment to related parties	(40,702)	-
Repayment of loans	-	(86,254)
Proceeds from capital contribution	-	-
Net cash provided by (used in) financing activities	198,160	(76,371)

Effect of exchange rate changes on cash	10,597	6,493

Increase in cash and cash equivalents	(91,240)	98,279
Cash and cash equivalents at beginning of period	114,587	16,308
Cash and cash equivalents at end of period	$23,347	$114,587

Supplemental disclosure of cash flow information
Interest paid	$111,883	$87,564
Income taxes paid	$-	$-

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

2.      GOING CONCERN

As reflected in the accompanying financial statements, the Company has accumulated deficits of $2,960,239 and $2,368,389 at December 31, 2013 and 2012, respectively. The Company’s owners have funded the losses and cash shortfalls allowing management to develop sales and contingency plans. The Company is also arranging for additional funding. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

q.      Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during each period.  Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  At December 31, 2013, the Company has an outstanding convertible debenture that is convertible into 6,800,000 shares of common stock.  The potential dilution associated with convertible debt was excluded from the calculation for the years ended December 31, 2013 and 2012 as it will create an anti-dilutive effect. The basic and diluted earnings per share for the years ended December 31, 2013 and 2012 as follows:

	For the Years Ended
	December 31,
	2013	2012
Numerator
Net income(loss)	$(591,850)	$123,169
Net income without convertible interest expense	$(491,850)	$223,443
Denominator
Weighted average common shares outstanding – basic	15,600,007	15,600,007
Dilution associated with convertible debt	-	-
Weighted average common shares outstanding – diluted	15,600,007	15,600,007

Basic earnings per share	$(0.038)	$0.008
Diluted earnings per share	$(0.038)	$0.008

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

The consolidated financial statements of the Company are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation,” codified with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency consolidated financial statements into U.S. dollars are included in determining comprehensive income. At December 31, 2013 and 2012, the cumulative translation adjustments of $225,423 and $211,906, respectively, were classified as items of accumulated other comprehensive income in the stockholders’ equity section of the balance sheet. For the years ended December 31, 2013 and 2012, other comprehensive income was $13,517 and $7,556, respectively.

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the consolidated financial statements were as follows:  As of December 31, 2013 and 2012, the Company used the period-end rates of exchange for assets and liabilities of $1 to RMB6.054 and $1 to RMB6.2303, respectively. For the years ended December 31, 2013 and 2012, the Company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1 to RMB6.1492 and $1 to RMB6.3072, respectively. The Company used historical rates for equity.

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

In March 2013, the FASB issued ASU No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This standard provides additional guidance with respect to the reclassification into income of the cumulative translation adjustment (CTA) recorded in accumulated other comprehensive income associated with a foreign entity of a parent company. The ASU differentiates between transactions occurring within a foreign entity and transactions/events affecting an investment in a foreign entity. For transactions within a foreign entity, the full CTA associated with the foreign entity would be reclassified into income only when the sale of a subsidiary or group of net assets within the foreign entity represents the substantially complete liquidation of that foreign entity. For transactions/events affecting an investment in a foreign entity (for example, control or ownership of shares in a foreign entity), the full CTA associated with the foreign entity would be reclassified into income only if the parent no longer has a controlling interest in that foreign entity as a result of the transaction/event. In addition, acquisitions of a foreign entity completed in stages will trigger release of the CTA associated with an equity method investment in that entity at the point a controlling interest in the foreign entity is obtained. For the Company, this ASU is effective prospectively beginning January 1, 2014, with early adoption permitted. This ASU would impact the Company’s consolidated results of operations and financial condition only in the instance of an event/transaction as described above.

The Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

4.      SIGNIFICANT CONCENTRATIONS

Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist of cash and accounts receivable as of December 31, 2013 and 2012. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

The major part of the Company’s cash at December 31, 2013 and is maintained at one financial institution in the PRC which does not provide insurance for amounts on deposit.  The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

Geographic Concentration

For years ended December 31, 2013 and 2012 the Company’s sales were mainly made to customers located in the PRC. In addition, total accounts receivables as of December 31, 2013 and 2012 also arose from customers located in the PRC.

All net assets of the Company are also located in the PRC.

Customer Concentration

In 2009, the Company changed its sales strategy by switching the focused product in the market. This change resulted in concentration on certain customers for the Company’s sales. The following table sets forth information as to the revenue derived from those customers that accounted for more than 10% of our revenue for the years ended December 31, 2013 and 2012:

	For the Year Ended		For the Year Ended
	December 31, 2013		December 31, 2012
	Amount	%	Amount	%
Ruby Green Engineering Co., Ltd. Shanxi			$289,920	19%
Luye Pharma Group Limited	$443,266	25%
Jiangxi Wanmao Tech Co., Ltd	230,264	13%

5.      ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	December 31	December 31
	2013	2012
Accounts receivable	$459,163	$171,537
Less: Allowance for doubtful accounts	(110,465)	(41,111)
Accounts receivable, net	$348,698	$130,426

Bad debt expense was $106,219 and $21,386 for the years ended December 31, 2013 and 2012, respectively.

6.      INVENTORIES

Inventories consist of the following:

	December 31	December 31
	2013	2012
Inventories	$2,261,754	$2,145,352
Less: Allowance for obsolescence	(56,490)	(54,891)
Inventories, net	$2,205,264	$2,090,461

7.      PREPAYMENT

As of December 31, 2013 and 2012, the Company made prepayment for rental of land, use of vehicle, and advance to suppliers for $66,756 and $181,470, respectively.

8.      PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31	December 31
	2013	2012
Buildings	$79,578	$21,408
Machinery and equipment	11,522	11,195
Transportation equipment	97,071	94,324
Office equipment	20,550	17,645
Total	208,721	144,572
Less: Accumulated depreciation	(120,223)	(102,401)
Add: Construction in process	-	54,215
Property, plant, and equipment, net	$88,498	$96,386

The depreciation was $14,610 and $10,996 for the years ended December 31, 2013 and 2012, respectively. They are broken down as follows:

	For the Years Ended
	December 31,
	2013	2012
Cost of goods	$6,735	$3,394
Operating expenses	7,875	7,602
Total	$14,610	$10,996

9.      INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31	December 31
	2013	2012
Land use right	$12,058	$11,717
Less: Accumulated amortization	(2,385)	(2,080)
Intangible assets, net	$9,673	$9,637

The amortization for land use right was $241 and $202 for the years ended December 31, 2013 and 2012, respectively. They are broken down as follows:

	For the Years Ended
	December 31,
	2013	2012

Cost of goods	$241	$202
Operating expenses	-	-
Total	$241	$202

As of December 31, 2013 and 2012, land use right of the Company, was pledged as collateral under certain loan agreements (see Note 10)

10.      SHORT-TERM LOANS

Short-term loans consist of the following:

December 31, 2013

	Loan Amount	Duration	Annual Interest Rate	Collateral
Agricultural Development Bank of China-Hanzhong Branch	$532,048	2009.9.8-2010.9.7	8.58%	737 mu (491,357.9 square meters) of forest land use right
Loans from nonfinancial institutions and individuals	544,048
Total	$1,076,096

December 31, 2012

	Loan Amount	Duration	Annual Interest Rate	Collateral
Agricultural Development Bank of China-Hanzhong Branch	$536,250	2009.9.8-2010.9.7	9.38%	737 mu (491,357.9 square meters) of forest land use right
Chang'An Bank-Hanzhong Branch	208,658	2007.7.9- 2008.7.8	15.77%	Credit loan
	744,908
Loans from nonfinancial institutions and individuals	223,165
Total	$968,073

Interest expense for short-term loans was $182,934 and $98,497 for the years ended December 31, 2013 and 2012, respectively.

Forest land use right secured for short-term loans is use right of 737 MU (491,357.9square meters) forest land granted from government with carrying value as the followings:

	December 31	December 31
	2013	2012
Land use right	$354	$358

Loans from nonfinancial institutions and individuals are made for the Company’s operational need. The loans are unsecured, and have no fixed terms of repayment, and are therefore deem payable on demand. The interest rates for loans to nonfinancial institutions and individuals are from 10%~60%.

The loan from Agricultural Development Bank is currently past due and the related interest expense has been accrued.

11.      LONG-TERM LOANS

Long-term loans consist of the following:

December 31, 2013

	Loan Amount	Duration	Annual Interest Rate	Collateral
The Bureau of Finance of Chenggu County	$82,630	2006.3.9 - 2010.11.30	2.40%	Credit Loan
Less: principal due within one year	(82,630)
Total, net	$-

December 31, 2012

	Loan Amount	Duration	Annual Interest Rate	Collateral
The Bureau of Finance of Chenggu County	$80,291	2006.3.9 - 2010.11.30	2.40%	Credit Loan
Less: principal due within one year	(80,291)
Total, net	$-

Total Interest expense for long-term loans was $1,952 and $1,904 for the years ended December 31, 2013 and 2012, respectively.

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

On September 15, 2012, $400,000 convertible promissory note as well as associated accrued interest was transferred to 8 individuals who were not the Company’s shareholders as of December 31, 2013.

For the years ended December 31, 2013 and 2012, the interest expense for this note was $100,000 and $100,274, respectively.

13.      GERNERAL AND ADMINISTRATIVE

For the years ended December 31, 2013 and 2012, the amount of general and administrative expenses mainly composed of the following events:

	For the Years Ended
	December 31,
	2013	2012
Office expense	$17,564	$15,653
Salary and welfare	68,730	61,116
Employee insurance	30,223	26,331
Audit and accounting	43,307	41,088
Legal service fee	30,000	35,132
Entertainment fee	16,538	24,002
Depreciation expense	7,875	7,602
Bad debt expense	106,219	21,386
Others	106,462	94,667
Total	$426,918	$326,977

14.      CHINA CONTRIBUTION PLAN

Full time employees of the Company participate in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company’s subsidiaries to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly basic compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations. The Company has no further commitments beyond its monthly contribution. For the years ended December 31, 2013 and 2012, the total provisions for such employee benefits were $30,223 and $26,331, respectively.

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

The Company has no United States corporate income tax liability as of December 31, 2013 and 2012.

17.      RELATED PARTY TRANSACTION

All transactions associated with the following companies or individuals are considered to be related party transactions.

Name	Relationship

Hanzhong Bashan God Grass Biological Development Co., Ltd.	A company controlled by relative of Hengtai's CEO
Yang, Yung Li	*Previous owner of Hengtai
Shau, Jen Heng	*Previous owner and CEO of Hengtai
Qinba Taxus Association	An organization controlled by the Company
Liu, Sheng Li	Chairman, President and Director,

*In September 2010, Xian Qiying Bio-Tech Limited acquired 100% capital of Hengtai from previous owners.

Due to related parties

	December 31	December 31
Name	2013	2012
Yang, Yung Li	$79,426	$77,178
Shau, Jen Heng	53,028	95,987
Qinba Taxus Association	330	321
Liu, Shengli	128,500	-
Total	$261,284	$173,486

"Due to related parties" represents loans payable that are unsecured, and have no fixed terms of repayment, and are therefore deem payable on demand. Due to related parties is subject to interest rate from 8%~10%.

Interest expense for related party loans was $11,373 and $14,709 for the years ended December 31, 2013 and 2012, respectively.

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

Loss Contingencies

The Company guarantees a loan of Hanhuang group, related party of Shau, Jen Heng.. On December 31, 2013, balance of the loan, including interest payable is $551,079. The loan was due on July 1, 2013 and Hanhuang Group has not made any payment. The contingent loss was accrued since it is probable the liability has been incurred.

19.      OPERATING LEASE COMMITMENT

The Company leases land under operating leases which are for 3~30 years and, expire beginning on April 30, 2011. The rents were $28,714 and $42,059 for the years ended December 31, 2013 and 2012, respectively.

They are broken down as follows:

	For the Years Ended
	December 31,
	2013	2012
Cost of goods	$28,714	$42,059
Operating expenses	-	-
Total	$28,714	$42,059

Future minimum lease payments for operating leases with initial or remaining noncancelable terms in excess of one year are as follows:

Year ending December 31,
2014	$42,710
2015	40,949
2016	38,826
2017	36,290
2018	20,858
$179,633