Form 10-Q
period 2014-03-31
CHINA FORESTRY INC
filed 2014-05-19
CIK 805729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of March 31, 2014 and May 17, 2014, 15,600,000 shares of common stock.

CHINA FORESTRY, INC.

FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2014

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

ITEM 1. LEGAL PROCEEDINGS

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5. OTHER INFORMATION

ITEM 6 - EXHIBITS

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$51,928	23,347
Accounts receivable, net (Note 5)	221,120	348,698
Other receivables	25,883	10,688
Inventories (Note 6)	2,133,051	2,205,264
Prepayment (Note 7)	35,737	66,756
Total Current Assets	2,467,719	2,654,753

Property, plant and equipment, net (Note 8)	82,616	88,498
Intangible assets (Note 9)	9,361	9,673
Total Assets	$2,559,696	2,752,924

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term loans (Note 10)	$1,068,900	1,076,096
Accounts payable	22,093	61,604
Other payables	50,340	82,006
Due to related parties (Note 16)	256,207	261,284
Accrued expenses	177,213	204,808
Interest payable	651,528	622,480
Advance from customers	69,562	27,985
Long-term loans due within one year (Note 11)	80,472	82,630
Total Current Liabilities	2,376,315	2,418,893
Convertible promissory note-shareholders (Note 12)	1,000,000	1,000,000
Contingent obligations (Note 17)	536,685	551,079
Total Liabilities	3,913,000	3,969,972

Shareholders' Equity (Deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized,
156,000,000 shares issued and outstanding	156,000	156,000
Additional Paid-in Capital	1,361,768	1,361,768
Accumulated Deficit	(3,090,803)	(2,960,239)
Accumulated other comprehensive income	219,731	225,423
Shareholders' Equity (Deficit)	(1,353,304)	(1,217,048)
Total Liabilities and Shareholders' Equity (Deficit)	$2,559,696	2,752,924

See Notes to Consolidated Financial Statements

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2014	2013

Revenue
Net sales	$173,313	$395,100

Cost of Goods Sold	(166,563)	(285,157)
Gross Profit	6,750	109,943

Operating Expenses
Selling expenses	28,156	10,302
General and administrative expenses (Note 13)	74,303	81,629
Total operating expenses	102,459	91,931
Income from operations	(95,709)	18,012

Other Income (Expenses)
Interest expense	(77,520)	(67,134)
Other income	43,770	75,529
Other loss	(1,105)	-
Total other income (expenses)	(34,855)	8,395

Income (Loss) before income taxes	(130,564)	26,407
Income taxes	-	-
Net income (loss)	$(130,564)	$26,407

Net income (loss) per share - basic and diluted	$0.00	$0.00
Weighted average shares outstanding- basic and diluted	156,000,000	156,000,000

Comprehensive Income
Net income	$(130,564)	$26,407
Other comprehensive income – Foreign currency translation adjustment	$(5,692)	$1,493
Comprehensive income	$(136,256)	$27,900

See Notes to Consolidated Financial Statements.

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2014	2013

Operating Activities:
Net income (loss)	$(130,564)	$26,407
Adjustments to reconcile income to net cash provided by (used in) operating activities:

Depreciation	4,434	2,822
Provision for bad debts	688	3,310
Amortization of intangible assets	61	51
Loss on disposal of property, plant and equipment	1,105	-
Changes in operating assets and liabilities:
Accounts receivable, net	126,890	32,095
Other receivables	(15,195)	(38,792)
Inventories	72,213	(189,837)
Prepayment	31,019	123,917
Accounts payable	(39,511)	(43,316)
Other payables	(31,666)	(45,947)
Accrued expenses	(27,595)	13,546
Interest payable	29,048	42,616
Advance from customers	41,577	(10,577)
Net cash provided by (used in) operating activities	62,504	(83,705)

Investing Activities
Purchase of properties, plant and equipment	(2,131)	(3,598)
Proceeds from disposal of properties, plant and equipments	229	-
Net cash used in investing activities	(1,902)	(3,598)

Financing Activities
Proceeds from short-term and long-term loans	-	92,373
Proceeds from related parties	-	243
Repayment to related parties	(5,077)	(63,930)
Repayment of loans	(9,354)	-
Net cash provided by (used in) financing activities	(14,431)	28,686

Effect of exchange rate changes on cash	(17,590)	1,170

Increase (Decrease) in cash	28,581	(57,447)
Cash at beginning of period	23,347	114,587
Cash at end of period	$51,928	$57,140

Supplemental disclosure of cash flow information
Interest paid	$40,640	$11,763
Income taxes paid	$-	$-

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

2.      GOING CONCERN

As reflected in the accompanying financial statements, the Company has accumulated deficits of $3,090,803 at March 31, 2014. The Company’s owners have funded the losses and cash shortfalls allowing management to develop sales and contingency plans. The Company is also arranging for additional funding. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.      Basis of Preparation

The accompanying financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("US GAAP").  All significant intercompany accounts and transactions have been eliminated in consolidation.

b.      Interim Financials

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto contained in its report on Form 10-K for the year ended December 31, 2013.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at March 31, 2014, and the results of its operations and cash flows for the three month periods ended March 31, 2014 and 2013. The results of operations for the period ended March 31, 2014 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

q.      Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period.  Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  At March 31, 2014, the Company has an outstanding convertible debenture that is convertible into 6,800,000 shares of common stock. The potential dilution associated with convertible debt was excluded from the calculation for the three months ended March 31, 2014 and 2013 as it will create an anti-dilutive effect. The basic and diluted earnings per share for the three months ended March 31, 2014 and 2013 as follows:

	For the Three Months Ended
	March 31,
	2014	2013
Numerator
Net income (loss)	$(130,564)	$26,407
Net income without convertible interest expense	$(105,906)	$51,065
Denominator
Weighted average common shares outstanding – basic	15,600,000	15,600,000
Dilution associated with convertible debt	-	-
Weighted average common shares outstanding – diluted	15,600,000	15,600,000

Basic earnings (loss) per share	$(0.008)	$0.002
Diluted earnings (loss) per share	$(0.008)	$0.002

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

The consolidated financial statements of the Company are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation,” codified with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency consolidated financial statements into U.S. dollars are included in determining comprehensive income. At March 31, 2014 and December 31, 2013, the cumulative translation adjustments of $219,731 and $225,423, respectively, were classified as items of accumulated other comprehensive income in the stockholders’ equity section of the balance sheet. For the three months ended March 31, 2014 and 2013, other comprehensive income (loss) was ($5,692) and $1,493, respectively.

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the consolidated financial statements were as follows:  As of March 31, 2014 and December 31, 2013, the Company used the period-end rates of exchange for assets and liabilities of $1 to RMB6.2163 and $1 to RMB6.054, respectively. For the three months ended March 31, 2014 and 2013, the Company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1 to RMB6.1015 and $1 to RMB6.2235, respectively. The Company used historical rates for equity.

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

4.      SIGNIFICANT CONCENTRATIONS

Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist of cash and accounts receivable as of March 31, 2014 and December 31, 2013. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

The major part of the Company’s cash at March 31, 2014 and December 31, 2013 is maintained at one financial institution in the PRC which does not provide insurance for amounts on deposit.  The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

Geographic Concentration

For three months ended March 31, 2014 and 2013 the Company’s sales were mainly made to customers located in the PRC. In addition, total accounts receivables as of March 31, 2014 and December 31, 2013 also arose from customers located in the PRC.

All net assets of the Company are also located in the PRC.

Customer Concentration

In 2009, the Company changed its sales strategy by switching the focused product in the market. This change resulted in concentration on certain customers for the Company’s sales. The following table sets forth information as to the revenue derived from those customers that accounted for more than 10% of our revenue for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended		For the Three Months Ended
	March 31, 2014		March 31, 2013
	Amount	%	Amount	%
Guangyuan Zhengheng AG Tech Co., Ltd			$ 90,863	23%
Gansu and Livestock Investment Co., Ltd			111,183	28%
Hanzhong City Forestry Administration	$18,275	11%
Liu Qingli	17,724	10%
Xianghe Forestry	20,305	12%

5.      ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	March 31	December 31
	2014	2013
Accounts receivable	$329,375	$459,163
Less: Allowance for doubtful accounts	(108,255)	(110,465)
Accounts receivable, net	$221,120	$348,698

Bad debt expense was $688 and $3,310 for the three months ended March 31, 2014 and 2013, respectively.

6.      INVENTORIES

Inventories consist of the following:

	March 31	December 31
	2014	2013
Inventories	$2,188,065	$2,261,754
Less: Allowance for obsolescence	(55,014)	(56,490)
Inventories, net	$2,133,051	$2,205,264

7.      PREPAYMENT

As of March 31, 2014 and December 31, 2013, the Company made prepayment for rental of land, purchase of vehicle, and advance to suppliers for $35,737 and $66,756, respectively.

8.      PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment consist of the following:

	March 31	December 31
	2013	2013
Buildings	$77,499	$79,578
Machinery and equipment	11,800	11,522
Transportation equipment	94,535	97,071
Office equipment	19,986	20,550
Total	203,820	208,721
Less: Accumulated depreciation	(121,204)	(120,223)
Add: Construction in process	-	-
Property, plant, and equipment, net	$82,616	$88,498

The depreciation was $4,434 and $2,822 for the three months ended March 31, 2014 and 2013, respectively. They are broken down as follows:

	For the Three Months Ended
	March 31,
	2014	2013
Cost of goods	$2,435	$921
Operating expenses	1,999	1,901
Total	$4,434	$2,822

9.      INTANGIBLE ASSETS

Intangible assets consist of the following:

	March 31	December 31
	2014	2013
Land use right	$11,743	$12,058
Less: Accumulated amortization	(2,382)	(2,385)
Intangible assets, net	$9,361	$9,673

The amortization for land use right was $61 and $51 for the three months ended March 31, 2014 and 2013, respectively. They are broken down as follows:

	For the Three Months Ended
	March 31,
	2014	2013

Cost of goods	$61	$51
Operating expenses	-	-
Total	$61	$51

As of March 31, 2014 and December 31 2013, land use right of the Company, was pledged as collateral under certain loan agreements (see Note 10)

10.      SHORT-TERM LOANS

Short-term loans consist of the following:

March 31, 2014

	Loan Amount	Duration	Annual Interest Rate	Collateral
Agricultural Development Bank of China-Hanzhong Branch	$485,977	2009.9.8-2010.9.7	8.58%	737 mu (491,357.9 square meters) of forest land use right
Loans from nonfinancial institutions and individuals	582,923
Total short-term loans	$1,068,900

December 31, 2013

	Loan Amount	Duration	Annual Interest Rate	Collateral
Agricultural Development Bank of China-Hanzhong Branch	$532,048	2009.9.8-2010.9.7	8.58%	737 mu (491,357.9 square meters) of forest land use right
Loans from nonfinancial institutions and individuals	544,048
Total	$1,076,096

Interest expense for short-term loans was $49,092 and $36,252 for the three months ended March 31, 2014 and 2013, respectively.

Forest land use right secured for short-term loans is use right of 737 MU (491,357.9square meters) forest land granted from government with carrying value as the followings:

	March 31	December 31
	2014	2013
Land use right	$354	$354

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

11.      LONG-TERM LOANS

Long-term loans consist of the following:

March 31, 2014

	Loan Amount	Duration	Annual Interest Rate	Collateral
The Bureau of Finance of Chenggu County	$80,472	2006.3.9 - 2010.11.30	2.40%	Credit Loan
Less: principal due within one year	(80,472)
Total, net	$-

December 31, 2012

	Loan Amount	Duration	Annual Interest Rate	Collateral
The Bureau of Finance of Chenggu County	$82,630	2006.3.9 - 2010.11.30	2.40%	Credit Loan
Less: principal due within one year	(82,630)
Total, net	$-

Total Interest expense for long-term loans was $492 and $482 for the three months ended March 31, 2014 and 2013, respectively.

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

On September 15, 2012, $400,000 convertible promissory note as well as associated accrued interest was transferred to 8 individuals who were not the Company’s shareholders as of March 31, 2014.

For the three months ended March 31, 2014 and 2013, the interest expense for this note was $24,658 and $24,658, respectively.

13.      GERNERAL AND ADMINISTRATIVE

For the three months ended March 31, 2014 and 2013, the amount of general and administrative expenses mainly composed of the following events:

	For the Three Months Ended
	March 31,
	2014	2013
Office expense	$3,823	$4,312
Salary and welfare	19,409	10,949
Employee insurance	7,679	7,277
Audit and accounting	5,983	6,335
Legal service fee	7,500	7,500
Entertainment fee	1,975	5,987
Depreciation expense	1,999	1,901
Bad debt expense	688	3,310
Others	25,247	34,058
Total	$74,303	$81,629

14.      CHINA CONTRIBUTION PLAN

Full time employees of the Company participate in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company’s subsidiaries to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly basic compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations. The Company has no further commitments beyond its monthly contribution. For the three months ended March 31, 2014 and 2013, the total provisions for such employee benefits were $7,679 and $7,277, respectively.

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

16.      RELATED PARTY TRANSACTION

All transactions associated with the following companies or individuals are considered to be related party transactions.

Name	Relationship

Hanzhong Bashan God Grass Biological Development Co., Ltd.	A company controlled by relative of Hengtai's CEO
Yang, Yung Li	*Previous owner of Hengtai
Shau, Jen Heng	*Previous owner and CEO of Hengtai
Qinba Taxus Association	An organization controlled by the Company
Liu, Sheng Li	Chairman, President and Director,

*In September 2010, Xian Qiying Bio-Tech Limited acquired 100% capital of Hengtai from previous owners.

Due to related parties

	March 31	December 31
Name	2014	2013
Yang, Yung Li	$93,438	$79,426
Shau, Jen Heng	33,947	53,028
Qinba Taxus Association	322	330
Liu, Shengli	128,500	128,500
Total	$256,207	$261,284

"Due to related parties" represents loans payable that are unsecured, and have no fixed terms of repayment, and are therefore deem payable on demand. Due to related parties is subject to interest rate from 8%~15%.

Interest expense for related party loans was $3,278 and $5,742 for the three months ended March 31, 2014 and 2013, respectively.

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

Loss Contingencies

The Company guarantees a loan of Hanhuang group, related party of Shau, Jen Heng.. On December 31, 2013, balance of the loan, including interest payable is $551,079. The loan was due on July 1, 2013 and Hanhuang Group has not made any payment. The contingent loss was accrued in 2013 since it is probable the liability has been incurred.

18.      OPERATING LEASE COMMITMENT

The Company leases land under operating leases which are for 3~30 years and, expire beginning on April 30, 2011. The rents were $25,307 and $42,254 for the three months ended March 31, 2014 and 2013, respectively.

They are broken down as follows:

	For the Three Months Ended
	March 31,
	2014	2013
Cost of goods	$25,307	$42,254
Operating expenses	-	-
Total	$25,307	$42,254

Future minimum lease payments for operating leases with initial or remaining noncancelable terms in excess of one year are as follows:

Year ending December 31,
2014	$42,434
2015	40,719
2016	38,652
2017	36,182
2018	21,153
$179,140

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

Results of Operations

For the three months year ended March 31, 2014 Compared to the year ended March 31, 2013

For the Three Months ended March 31	2014	2013
Net Sales	$173,313	$395 100
Cost of Goods Sold	$(166,563)	$(285,157)
Operating Expenses	$102,459	$91,931
Other Income (Expenses)	$(34,855)	$8,395
Income Taxes	$-	$-
Net Income	$(130,564)	$26,407

Net Sales

We had net sales of $173,313 for the three months ended March 31, 2014 and $395,100 for the three months ended March 31, 2013. Our sales decreased by $221,787 or approximately 56%.  The Company revenues decreased due to decreased in demand of the Company’s product.

Cost of Goods Sold and Gross Profit

For the three months ended March 31, 2014 and 2013, cost of goods sold amounted to $166,563 and $285,157. Gross profit for the three months ended March 31, 2014 was $6,750 as compared to $109,943 for the year ended March 31, 2013. The gross margin percentage for the three months ended March 31, 2014 and 2013 were approximately 3.9% and 27.8%. The decrease in gross margin resulted from a specific greening project performed in Yang County. The project is subject to a lower profit margin.

Operating Expenses

For the three months ended March 31, 2014, total operating expenses were $102,459 as compared to $91,931 for the three months ended March 31, 2013, an increase of $10,528, or approximately 11.5%. The selling expenses increased because the Company increased its spending in salary of marketing employees. The general and administrative expenses decrease as result of decrease in entertainment and other expenses.

The breakdown of the operating expenses as follows:

For the Three months ended March 31	2014	2013
Selling Expenses	$28,156	$10,302
General and Administrative Expenses	$74,303	$81,629
Total Operating Expenses	$102,459	$91,931

The breakdown of the general and administrative expenses as follows:

	For the Three months ended
	March 31,
	2014	2013
Office expense	$3,823	$4,312
Salary and welfare	19,409	10,949
Employee insurance	7,679	7,277
Audit and accounting	5,983	6,335
Legal service fee	7,500	7,500
Entertainment fee	1,975	5,987
Depreciation expense	1,999	1,901
Bad debt expense	688	3,310
Others	25,247	34,058
Total	$74,303	$81,629

Other Income (Expenses)

Our other income (expenses) during the three months ended March 31, 2014 amounted to $(34,855) as compared to $8,395 for the same period in 2013. The result was mainly due to lower other income for the three months ended March 31, 2014. The interest expenses were $77,520 and $67,134 for the three months ended March 31, 2014 and 2013, respectively. The increase of interest expense resulted from higher outstanding balance and higher interest rate on the short-term loans.

Net Income (Loss)

Net loss was $(130,564) for the three months ended March 31, 2014, as compared to a net income of $24,407 for the same period in 2013. The decrease of net income was due to significant decrease of our sales revenues with a lower gross margin, increase in selling expense as well as decrease in other income.

Liquidity and Capital Resources

At March 31, 2014, we had cash and cash equivalents of $51,928.

Working Capital

	At March31, 2014	At December 31, 2013
Current assets	$2,467,719	$2,654,753
Current liabilities	2,376,315	2,418,893
Working capital	$91,404	$235,860

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2014 was $62,504 as compared to net cash used in operating activities $83,705 for the three months ended March 31, 2013.

For the three months ended March 31, 2014, we had net loss of $130,564. Our inventories decreased by $72,213, accounts payable decreased by $39,511, accounts receivable decreased by $126,890, prepayments decreased by $31,019, other receivables increased by

$15,195, accrued liabilities and other current liabilities increased by $11,364, offset by non-cash items such as depreciation and amortization of $4,495, bad debts provision of $688, and loss on disposal of property, plant and equipment of 1,105.

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

The inventory decreased as a result of Company sales of Taxus Yew plants which are higher in value.

Investing Activities

Net cash used in investing activities for the three months year ended March 31, 2014 was $1,902 as compared to net cash used in investing activities of $3,598 for the three months ended March 31, 2013.

For the three months ended March 31, 2014, we spent $2,131 in acquisitions of properties, plant and equipment. We received cash repayment of $229 from we disposed of properties, plant and equipment. For the three months ended March 31, 2013, we spent $3,598 in acquisitions of properties, plant and equipment.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2014 was $14,431. We have repaid $5,077 to our related parties. We repaid $9,354 of outstanding loans

Net cash provided by financing activities for the three months ended March 31, 2013 was $28,686. We have repaid $63,930 to our related parties. We also borrowed $92,373 in short and long term bank loans as well as $243 from our related parties.

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

Related Parties Transactions

We have historically funded our cash needs through a series of debt transactions, primarily with related parties. Amounts due to related parties as of March 31, 2014 and December 31, 2013 were $256,207 and $261,284, respectively.

Interest expense for related party loans was $3,278 and $5,742 for the three months ended March 31, 2014 and 2013, respectively.

.

The Company is a guarantor of a loan for a related party. On December 31, 2013, the balance of the loan principle and interest payable was $551,079. The loan was due on July 1, 2013 and the related party has not made any payment. The contingent loss was accrued in 2013 as it is probable the liability has incurred.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2014, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

Changes in internal control over financial reporting

During the quarter ended March 31, 2014, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None in the quarter ended March 31, 2014.

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

101

The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of he Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA FORESTRY, INC.

(Registrant)

May 19, 2014	/s/ Shuncheng Ma
Shuncheng Ma
Chief Financial Officer
(Principal Accounting Officer)