Form 10-Q
period 2014-06-30
CHINA FORESTRY INC
filed 2014-08-15
CIK 805729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of June 30, 2014 and August 13, 2014, 15,600,000 shares of common stock.

CHINA FORESTRY, INC.

FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2014

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

ITEM 1. LEGAL PROCEEDINGS

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5. OTHER INFORMATION

ITEM 6 – EXHIBITS

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$65,771	23,347
Accounts receivable, net (Note 5)	210,582	348,698
Other receivables	317,030	10,688
Other receivables-related parties (Note 16)	4,508	-
Inventories (Note 6)	2,101,304	2,205,264
Prepayment (Note 7)	31,302	66,756
Total Current Assets	2,730,497	2,654,753

Property, plant and equipment, net (Note 8)	78,612	88,498
Intangible assets (Note 9)	9,319	9,673
Total Assets	$2,818,428	2,752,924

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Short-term loans (Note 10)	$1,333,707	1,076,096
Accounts payable	13,588	61,604
Other payables	85,623	82,006
Due to related parties (Note 16)	253,560	261,284
Accrued expenses	182,535	204,808
Interest payable	687,484	622,480
Advance from customers	17,672	27,985
Long-term loans due within one year (Note 11)	80,629	82,630
Total Current Liabilities	2,654,798	2,418,893
Convertible promissory note-shareholders (Note 12)	1,000,000	1,000,000
Contingent obligations (Note 17)	537,731	551,079
Total Liabilities	4,192,529	3,969,972

Shareholders' Deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
0 shares issued and outstanding	-	-
Common stock, $0.01 par value; 20,000,000 shares authorized,
15,600,000 shares issued and outstanding	156,000	156,000
Additional Paid-in Capital	1,361,768	1,361,768
Accumulated Deficit	(3,110,869)	(2,960,239)
Accumulated other comprehensive income	219,000	225,423
Shareholders' Deficit	(1,374,101)	(1,217,048)
Total Liabilities and Shareholders' Deficit	$2,818,428	2,752,924

See Notes to Consolidated Financial Statements

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenue
Net sales	$224,638	$314,298	$397,951	$709,398

Cost of Goods Sold	(148,539)	(230,350)	(315,102)	(515,507)
Gross Profit	76,099	83,948	82,849	193,891

Operating Expenses
Selling expenses	14,400	21,793	42,556	32,095
General and administrative expenses (Note 13)	81,766	77,187	156,069	158,816
Total operating expenses	96,166	98,980	198,625	190,911
Income (Loss) from operations	(20,067)	(15,032)	(115,776)	2,980

Other Income (Expenses)
Interest expense	(85,362)	(64,194)	(162,882)	(131,328)
Other income	85,351	40,995	129,121	116,524
Other loss	12	-	(1,093)	-
Total other income (expenses)	1	(23,199)	(34,854)	(14,804)

Loss before income taxes	(20,066)	(38,231)	(150,630)	(11,824)
Income taxes	-	-	-	-
Net Loss	$(20,066)	$(38,231)	$(150,630)	$(11,824)

Net Loss per share - basic	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Weighted average shares outstanding- basic	15,600,000	15,600,000	15,600,000	15,600,000

Net Loss per share – diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Weighted average shares outstanding- diluted	15,600,000	15,600,000	15,600,000	15,600,000

Comprehensive Loss
Net loss	$(20,066)	$(38,231)	$(150,630)	$(150,630)
Other comprehensive income (loss) - Foreign currency translation adjustment	(731)	9,469	(6,423)	10,962
Comprehensive loss	$(20,797)	$(28,762)	$(157,053)	$(139,668)

See Notes to Consolidated Financial Statements.

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Six Months Ended
	June 30,
	2014	2013

Operating Activities:
Net loss	$(150,630)	$(11,824)
Adjustments to reconcile income to net cash provided by operations
Depreciation	8,772	5,792
Provision (Recovery) for bad debts	(7,767)	4,003
Amortization of intangible assets	120	103
Loss on disposal of property, plant and equipment	1,093	-
Changes in operating assets and liabilities:
Accounts receivable, net	142,294	42,843
Other receivables	(302,754)	(22,599)
Inventories	103,959	(354,592)
Prepayment	35,454	131,962
Accounts payable	(48,017)	(100,548)
Other payables	3,617	(42,788)
Accrued expenses	(7,273)	34,975
Interest payable	65,005	89,078
Advance from customers	(10,313)	(5,749)
Net cash used in operating activities	(166,440)	(229,344)

Investing Activities
Purchase of properties, plant and equipment	(2,303)	(4,053)
Proceeds from disposal of properties, plant and equipments	227	-
Net cash used in investing activities	(2,076)	(4,053)

Financing Activities
Proceeds from short-term and long-term loans	255,609	133,676
Proceeds from related parties	-	1,170
Repayment to related parties	(27,232)	(17,430)
Net cash provided by financing activities	228,377	117,416

Effect of exchange rate changes on cash	(17,437)	9,395

Increase (Decrease) in cash and cash equivalents	42,424	(106,586)
Cash and cash equivalents at beginning of period	23,347	114,587
Cash and cash equivalents at end of period	$65,771	$8,001

Supplemental disclosure of cash flow information
Interest paid	$90,659	$45,356
Income taxes paid	$-	$-

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

2.      GOING CONCERN

As reflected in the accompanying financial statements, the Company has accumulated deficits of $3,110,869 at June 30, 2014. The Company’s owners have funded the losses and cash shortfalls allowing management to develop sales and contingency plans. The Company is also arranging for additional funding. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at June 30, 2014, and the results of its operations and cash flows for the six month periods ended June 30, 2014 and 2013. The results of operations for the period ended June 30, 2014 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

q.      Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period.  Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  At June 30, 2014, the Company has an outstanding convertible debenture that is convertible into 6,800,000 shares of common stock. The potential dilution associated with convertible debt was excluded from the calculation for the six months ended June 30, 2014 and 2013 as it will create an anti-dilutive effect. The basic and diluted earnings per share for the six months ended June 30, 2014 and 2013 as follows:

	For the Six Months Ended
	June 30,
	2014	2013
Numerator
Net income (loss)	$(150,630)	$(11,824)
Net income without convertible interest expense	$(101,041)	$37,765
Denominator
Weighted average common shares outstanding – basic	15,600,000	15,600,000
Dilution associated with convertible debt	-	-
Weighted average common shares outstanding – diluted	15,600,000	15,600,000

Basic earnings (loss) per share	$(0.01)	$(0.001)
Diluted earnings (loss) per share	$(0.01)	$(0.001)

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

The consolidated financial statements of the Company are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation,” codified with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency consolidated financial statements into U.S. dollars are included in determining comprehensive income. At June 30, 2014 and December 31, 2013, the cumulative translation adjustments of $219,000 and $225,423, respectively, were classified as items of accumulated other comprehensive income in the stockholders’ equity section of the balance sheet. For the six months ended June 30, 2014 and 2013, other comprehensive income (loss) was ($6,423) and $10,962, respectively.

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the consolidated financial statements were as follows:  As of June 30, 2014 and December 31, 2013, the Company used the period-end rates of exchange for assets and liabilities of $1 to RMB6.2043 and $1 to RMB6.054, respectively. For the six months ended June 30, 2014 and 2013, the Company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1 to RMB6.167 and $1 to RMB6.1887, respectively. The Company used historical rates for equity.

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

v.      Recently Issued Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.

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

4.      SIGNIFICANT CONCENTRATIONS

Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist of cash and accounts receivable as of June 30, 2014 and December 31, 2013. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

The major part of the Company’s cash at June 30, 2014 and December 31, 2013 is maintained at one financial institution in the PRC which does not provide insurance for amounts on deposit.  The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

Geographic Concentration

For six months ended June 30, 2014 and 2013 the Company’s sales were mainly made to customers located in the PRC. In addition, total accounts receivables as of June 30, 2014 and December 31, 2013 also arose from customers located in the PRC.

All net assets of the Company are also located in the PRC.

Customer Concentration

In 2009, the Company changed its sales strategy by switching the focused product in the market. This change resulted in concentration on certain customers for the Company’s sales. The following table sets forth information as to the revenue derived from those customers that accounted for more than 10% of our revenue for the six months ended June 30, 2014 and 2013:

	For the Six Months Ended		For the Six Months Ended
	June 30, 2014		June 30, 2013
	Amount	%	Amount	%
Guangyuan Zhengheng AG Tech Co., Ltd			$ 91,374	13%
Gansu and Livestock Investment Co., Ltd			111,808	16%
Mian County Forestry Industry Dev. Co., Ltd.			85,797	12%
Hanzhong City Forestry Science Institute			114,110	16%
Jianxin Construction Investment Co., Ltd.	$ 102,856	26%

5.      ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	June 30	December 31
	2014	2013
Accounts receivable	$313,199	$459,163
Less: Allowance for doubtful accounts	(102,617)	(110,465)
Accounts receivable, net	$210,582	$348,698

Bad debt expense (recovery income) was $(7,767) and $4,003 for the six months ended June 30, 2014 and 2013, respectively.

6.      INVENTORIES

Inventories consist of the following:

	June 30	December 31
	2014	2013
Inventories	$2,156,425	$2,261,754
Less: Allowance for obsolescence	(55,121)	(56,490)
Inventories, net	$2,101,304	$2,205,264

7.      PREPAYMENT

As of June 30, 2014 and December 31, 2013, the Company made prepayment for rental of land, purchase of vehicle, and advance to suppliers for $31,302 and $66,756, respectively.

8.      PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment consist of the following:

	June 30	December 31
	2014	2013
Buildings	$77,650	$79,578
Machinery and equipment	12,016	11,522
Transportation equipment	94,720	97,071
Office equipment	20,025	20,550
Total	204,411	208,721
Less: Accumulated depreciation	(125,799)	(120,223)
Property, plant, and equipment, net	$78,612	$88,498

The depreciation was $8,772 and $5,792 for the six months ended June 30, 2014 and 2013, respectively. They are broken down as follows:

	For the Six Months Ended
	June 30,
	2014	2013
Cost of goods	$4,812	$1,909
Operating expenses	3,956	3,883
Total	$8,772	$5,792

9.      INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30	December 31
	2014	2013
Land use right	$11,766	$12,058
Less: Accumulated amortization	(2,447)	(2,385)
Intangible assets, net	$9,319	$9,673

The amortization for land use right was $120 and $103 for the six months ended June 30, 2014 and 2013, respectively. They are broken down as follows:

	For the Six Months Ended
	June 30,
	2014	2013

Cost of goods	$120	$103
Operating expenses	-	-
Total	$120	$103

As of June 30, 2014 and December 31 2013, land use right of the Company, was pledged as collateral under certain loan agreements (see Note 10)

10.      SHORT-TERM LOANS

Short-term loans consist of the following:

June 30, 2014

	Loan Amount	Duration	Annual Interest Rate	Collateral
Agricultural Development Bank of China-Hanzhong Branch	$465,971	2009.9.8-2010.9.7	8.58%	737 mu (491,357.9 square meters) of forest land use right
Loans from nonfinancial institutions and individuals	867,736
Total short-term loans	$1,333,707

December 31, 2013

	Loan Amount	Duration	Annual Interest Rate	Collateral
Agricultural Development Bank of China-Hanzhong Branch	$532,048	2009.9.8-2010.9.7	8.58%	737 mu (491,357.9 square meters) of forest land use right
Loans from nonfinancial institutions and individuals	544,048
Total	$1,076,096

Interest expense for short-term loans was $107,455 and $73,693 for the six months ended June 30, 2014 and 2013, respectively.

Forest land use right secured for short-term loans is use right of 737 MU (491,357.9square meters) forest land granted from government with carrying value as the followings:

	June 30	December 31
	2014	2013
Land use right	$341	$354

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

11.      LONG-TERM LOANS

Long-term loans consist of the following:

June 30, 2014

	Loan Amount	Duration	Annual Interest Rate	Collateral
The Bureau of Finance of Chenggu County	$80,629	2006.3.9 - 2010.11.30	2.40%	Credit Loan
Less: principal due within one year	(80,629)
Total, net	$-

December 31, 2013

	Loan Amount	Duration	Annual Interest Rate	Collateral
The Bureau of Finance of Chenggu County	$82,630	2006.3.9 - 2010.11.30	2.40%	Credit Loan
Less: principal due within one year	(82,630)
Total, net	$-

Total Interest expense for long-term loans was $973 and $950 for the six months ended June 30, 2014 and 2013, respectively.

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

On September 15, 2012, $400,000 convertible promissory note as well as associated accrued interest was transferred to 8 individuals who were not the Company’s shareholders as of June 30, 2014.

For the six months ended June 30, 2014 and 2013, the interest expense for this note was $49,589 and $49,589, respectively.

13.      GERNERAL AND ADMINISTRATIVE

For the six months ended June 30, 2014 and 2013, the amount of general and administrative expenses mainly composed of the following events:

	For the Six Months Ended
	June 30,
	2014	2013
Office expense	$10,604	$8,883
Salary and welfare	30,980	23,218
Employee insurance	15,194	14,889
Audit and accounting	18,027	12,212
Legal service fee	15,000	15,000
Entertainment fee	9,597	9,360
Depreciation expense	3,956	3,883
Bad debt expense	-	4,003
Others	52,711	67,368
Total	$156,069	$158,816

14.      CHINA CONTRIBUTION PLAN

Full time employees of the Company participate in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company’s subsidiaries to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly basic compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations. The Company has no further commitments beyond its monthly contribution. For the six months ended June 30, 2014 and 2013, the total provisions for such employee benefits were $15,194 and $14,889, respectively.

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

16.      RELATED PARTY TRANSACTION

All transactions associated with the following companies or individuals are considered to be related party transactions.

Name	Relationship

Hanzhong Bashan God Grass Biological Development Co., Ltd.	A company controlled by relative of Hengtai's CEO
Yang, Yung Li	*Previous owner of Hengtai
Shau, Jen Heng	*Previous owner and CEO of Hengtai
Qinba Taxus Association	An organization controlled by the Company
Liu, Sheng Li	Chairman, President and Director,

*In September 2010, Xian Qiying Bio-Tech Limited acquired 100% capital of Hengtai from previous owners.

Due to related parties

	June 30	December 31
Name	2014	2013
Yang, Yung Li	$109,738	$79,426
Shau, Jen Heng	-	53,028
Qinba Taxus Association	322	330
Liu, Shengli	143,500	128,500
Total	$253,560	$261,284

"Due to related parties" represents loans payable that are unsecured, and have no fixed terms of repayment, and are therefore deem payable on demand. Due to related parties is subject to interest rate from 8%~15%.

Interest expense for related party loans was $4,865 and $7,076 for the six months ended June 30, 2014 and 2013, respectively.

Other receivables-related parties

	June 30	December 31
Name	2014	2013
Shao, Jen Heng	$4,508	$-

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

Loss Contingencies

The Company guarantees a loan of Hanhuang group, related party of Shau, Jen Heng. On December 31, 2013, balance of the loan, including interest payable is $551,079. The loan was due on July 1, 2013 and Hanhuang Group has not made any payment. The contingent loss was accrued in 2013 since it is probable the liability has been incurred.

18.      OPERATING LEASE COMMITMENT

The Company leases land under operating leases which are for 3~30 years and, expire beginning on April 30, 2011. The rents were $25,158 and $52,218 for the six months ended June 30, 2014 and 2013, respectively.

They are broken down as follows:

	For the Six Months Ended
	June 30,
	2014	2013
Cost of goods	$25,158	$52,218
Operating expenses	-	-
Total	$25,158	$52,218

Future minimum lease payments for operating leases with initial or remaining noncancelable terms in excess of one year are as follows:

Year ending December 31,
2014	$42,516
2015	40,798
2016	38,727
2017	36,253
2018	21,194
$179,488

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

Results of Operations

For the three months ended June 30, 2014 Compared to the three months ended June 30, 2013

For the Three Months ended June 30	2014	2013
Net Sales	$224,638	$314,298
Cost of Goods Sold	$148,539	$230,350
Operating Expenses	$96,166	$98,980
Other Income (Expenses)	$1	$(23,199)
Income Taxes	$-	$-
Net Loss	$(20,066)	$(38,231)

Net Sales

We had net sales of $224,638 for the three months ended June 30, 2014 and $314,298 for the three months ended June 30, 2013. Our sales decreased by $89,660 or approximately 29%.  The Company revenues decreased due to decreased in demand of the Company’s product.

Cost of Goods Sold and Gross Profit

For the three months ended June 30, 2014 and 2013, cost of goods sold amounted to $148,539 and $230,350. Gross profit for the three months ended June 30, 2014 was $76,099 as compared to $83,948 for the three months ended June 30, 2013. The gross margin percentage for the three months ended June 30, 2014 and 2013 were approximately 33.9% and 26.7%. The increase in gross margin resulted from sales of products with lower profit margin in April 2013 .

Operating Expenses

For the three months ended June 30, 2014, total operating expenses were $96,166 as compared to $98,980 for the three months ended June 30, 2013, an decrease of $2,814, or approximately 2.8%. The changes in selling expenses and general and administrative expenses are comparable  to the  prior period.

The breakdown of the operating expenses as follows:

For the Three months ended June 30	2014	2013
Selling Expenses	$14,400	$21,793
General and Administrative Expenses	$81,766	$77,187
Total Operating Expenses	$96,166	$98,980

The breakdown of the general and administrative expenses as follows:

	For the Three months ended
	June 30,
	2014	2013
Office expense	$6,781	$4,571
Salary and welfare	11,571	12,269
Employee insurance	7,515	7,612
Audit and accounting	12,044	5,877
Legal service fee	7,500	7,500
Entertainment fee	7,622	3,373
Depreciation expense	1,957	1,982
Bad debt expense	(688)	693
Others	27,464	33,310
Total	$81,766	$77,187

Other Income (Expenses)

Our other income (expenses) during the three months ended June 30, 2014 amounted to $1 as compared to $(23,199) for the same period in 2013. The result was mainly due to higher subsidy from government in 2014. The interest expenses were $85,362 and $64,194 for the three months ended June 30, 2014 and 2013, respectively. The increase of interest expense resulted from higher outstanding balance and higher interest rate on the short-term loans.

Net Loss

Net loss was $20,066 for the three months ended June 30, 2014, as compared to a net loss of $38,231 for the same period in 2013. The decrease of net income was due to higher other income from government’s subsidy.

For the six months ended June 30, 2014 Compared to the six months ended June 30, 2013

For the Six Months Ended June 30	2014	2013
Net Sales Revenue	$397,951	$709,398
Cost of Goods Sold	$315,102	$515,507
Selling, General and Administrative Expenses	$198,625	$190,911
Other Income (Expenses)	$(34,854)	$(14,804)
Income Taxes	$-	$-
Net Loss	$(150,630)	$(11,824)

Net Sales

We had net sales of $397,951 for the six months ended June 30, 2014 and $709,398 for the six months ended June 30, 2013. Our sales decreased by $311,447 or approximately 44%.  The Company revenues decreased due to decreased in demand of the Company’s product.

Cost of Goods Sold and Gross Profit

For the six months ended June 30, 2014 and 2013, cost of goods sold amounted to $315,102 and $515,507. Gross profit for the six months ended June 30, 2014 was $82,849 as compared to $193,891 for the six months ended June 30, 2013. The gross margin percentage for the six months ended June 30, 2014 and 2013 were approximately 20.8% and 27.3%. The decrease in gross margin resulted from a specific greening project performed in Yang County. The project is subject to a lower profit margin..

Operating Expenses

For the six months ended June 30, 2014, total operating expenses were $198,625 as compared to $190,911 for the six months ended June 30, 2013, an increase of $7,714, or approximately 4.04%. The changes in selling expenses and general and administrative expenses are comparable  to the  prior period.

The breakdown of the operating expenses as follows:

For the Six months ended June 30	2014	2013
Selling Expenses	$42,556	$32,095
General and Administrative Expenses	$156,069	$158,816
Total Operating Expenses	$198,625	$190,911

The breakdown of the general and administrative expenses as follows:

	For the Six months ended
	June 30,
	2014	2013
Office expense	$10,604	$8,883
Salary and welfare	30,980	23,218
Employee insurance	15,194	14,889
Audit and accounting	18,027	12,212
Legal service fee	15,000	15,000
Entertainment fee	9,597	9,360
Depreciation expense	3,956	3,883
Bad debt expense	-	4,003
Others	52,711	67,368
Total	$156,069	$158,816

Other Income (Expenses)

Our other income (expenses) during the six months ended June 30, 2014 amounted to $(34,854) as compared to $(14,804) for the same period in 2013. The result was mainly due to contingent loss accrued in 2013. The interest expenses were $162,882 and $131,328 for the six months ended June30, 2014 and 2013, respectively. The increase of interest expense resulted from higher outstanding balance and higher interest rate on the short-term loans.

Net Loss

Net loss was $150,630 for the six months ended June 30, 2014, as compared to a net loss of $11,824 for the same period in 2013. The increase of net loss was due to significant decrease of our sales revenues.

Liquidity and Capital Resources

At June 30, 2014, we had cash and cash equivalents of $65,771

Working Capital

	At June 30, 2014	At December 31, 2013
Current assets	$2,730,497	$2,654,753
Current liabilities	2,654,798	2,418,893
Working capital	$75,699	$235,860

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2014 was $166,440 as compared to net cash used in operating activities $229,344 for the six months ended June 30, 2013.

For the six months ended June 30, 2014, we had net loss of $150,630. Our inventories decreased by $103,959, accounts payable decreased by $48,017, accounts receivable decreased by $142,294, prepayments decreased by $35,454, other receivables increased by $302,754, interest payable increased by $65,005, accrued liabilities and other current liabilities decreased by $13,969, offset by non-cash items such as depreciation and amortization of $8,892, loss on disposal of property, plant and equipment, and bad debts recovery of $7,767.

For the six months ended June 30, 2013, we had net loss of $11,824, our inventories increased by $354,592, accounts payable decreased by $100,548, accounts receivable decreased by $42,843, prepayments decreased by $131,926, other receivables increased by $22,599, interest payable increased by $89,078, accrued liabilities and other current liabilities decreased by $13,562, offset by non-cash items such as depreciation and amortization of $5,895, and bad debts provision of $4,003.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2014 was $2,076 as compared to net cash used in investing activities of $4,053 for the six months ended June 30, 2013.

For the six months ended June 30, 2014 and 2013, we spent $2,303 and 4,053 in acquisitions of properties, plant and equipment. We  received cash repayment of $227 from disposal of properties, plant and equipment for the six months ended June 30, 2014.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2014 was $228,377. We have repaid $27,232 to our related parties. We also borrowed $255,609 in short and long term bank loans

Net cash provided by financing activities for the six months ended June 30, 2013 was $117,416. We have repaid $17,430 to our related parties. We also borrowed $133,676 in short and long term bank loans as well as $1,170 from our related parties.

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

Related Parties Transactions

We have historically funded our cash needs through a series of debt transactions, primarily with related parties. Amounts due to related parties as of June 30, 2014 and December 31, 2013 were $253,560 and $261,284, respectively.

Interest expense for related party loans was $4,865 and $7,076 for the six months ended June 30, 2014 and 2013, respectively.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2014, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

Changes in internal control over financial reporting

During the quarter ended June 30, 2014, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None in the quarter ended June 30, 2014.

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

101

The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of  the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA FORESTRY, INC.

(Registrant)

August 14, 2014	/s/ Shuncheng Ma
Shuncheng Ma
Chief Financial Officer
(Principal Accounting Officer)