Form 10-Q
period 2014-09-30
CHINA FORESTRY INC
filed 2014-11-19
CIK 805729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of November 17, 2014,there are 19,680,007 shares of common stock.

CHINA FORESTRY, INC.

FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2014

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
PART II - OTHER INFORMATION ITEM 1. LEGAL PROCEEDINGS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6 - EXHIBITS

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$84,417	23,347
Accounts receivable, net (Note 5)	202,234	348,698
Other receivables	37,702	10,688
Inventories (Note 6)	2,136,916	2,205,264
Prepayment (Note 7)	45,252	66,756
Due from related parties (Note 16)	301,229	-
Total Current Assets	2,807,750	2,654,753

Property, plant and equipment, net (Note 8)	76,011	88,498
Intangible assets (Note 9)	9,360	9,673
Total Assets	$2,893,121	2,752,924

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term loans (Note 10)	$1,163,964	1,076,096
Accounts payable	13,571	61,604
Other payables	445,959	82,006
Due to related parties (Note 16)	262,409	261,284
Accrued expenses	174,207	204,808
Interest payable	463,011	622,480
Advance from customers	17,862	27,985
Long-term loans due within one year (Note 11)	81,496	82,630
Total Current Liabilities	2,622,479	2,418,893
Convertible promissory note-shareholders (Note 12)	400,000	1,000,000
Contingent obligations (Note 17)	543,517	551,079
Total Liabilities	3,565,996	3,969,972

Shareholders' Deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
0 shares issued and outstanding	-	-
Common stock, $0.01 par value; 20,000,000 shares authorized,
19,680,007 and 15,600,007 shares issued and outstanding	196,800	156,000
Additional Paid-in Capital	2,172,804	1,361,768
Accumulated Deficit	(3,263,105)	(2,960,239)
Accumulated other comprehensive income	220,626	225,423
Shareholders' Deficit	(672,875)	(1,217,048)
Total Liabilities and Shareholders' Deficit	$2,893,121	2,752,924

See Notes to Consolidated Financial Statements

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenue
Net sales	$6,820	$257,735	$404,771	$967,133

Cost of Goods Sold	(8,058)	(189,404)	(323,160)	(704,911)
Gross Profit	(1,238)	68,331	81,611	262,222

Operating Expenses
Selling expenses	7,815	4,352	50,371	36,447
General and administrative expenses (Note 13)	69,384	113,870	225,453	272,686
Total operating expenses	77,199	118,222	275,824	309,133
Loss from operations	(78,437)	(49,891)	(194,213)	(46,911)

Other Income (Expenses)
Interest expense	(83,944)	(67,626)	(246,826)	(198,954)
Other income	10,145	33,589	139,266	150,113
Other loss	-	-	(1,093)	-
Total other income (expenses)	(73,799)	(34,037)	(108,653)	(48,841)

Loss before income taxes	(152,236)	(83,928)	(302,866)	(95,752)
Income taxes	-	-	-	-
Net Loss	$(152,236)	$(83,928)	$(302,866)	$(95,752)

Net Loss per share - basic	$-0.01	$-0.01	$-0.02	$-0.01
Weighted average shares outstanding- basic	17,462,609	15,600,000	16,227,692	15,600,000

Net Loss per share – diluted	$-0.01	$-0.01	$-0.02	$-0.01
Weighted average shares outstanding- diluted	17,462,609	15,600,000	16,227,692	15,600,000

Comprehensive loss
Net loss	$(152,236)	$(83,928)	$(302,866)	$(95,752)
Other comprehensive income (loss) - Foreign currency translation adjustment	1,626	1,390	(4,797)	12,352
Comprehensive loss	$(150,610)	$(82,538)	$(307,663)	$(83,400)

See Notes to Consolidated Financial Statements.

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2014	2013

Operating Activities:
Net loss	$(302,866)	$(95,752)
Adjustments to reconcile income to net cash provided by operations
Depreciation	13,158	10,189
Provision (Recovery) for bad debts	(2,416)	63,658
Amortization of intangible assets	180	155
Loss on disposal of property, plant and equipment	1,093	-
Changes in operating assets and liabilities:
Restricted cash	-	-
Accounts receivable, net	145,292	57,483
Other receivables	(23,425)	(30,347)
Inventories	68,348	(451,259)
Prepayment	21,504	138,056
Accounts payable	(48,033)	(110,813)
Other payables	363,953	(41,570)
Accrued expenses	(159,101)	55,428
Interest payable	92,367	126,183
Advance from customers	(10,123)	429
Net cash provided by (used in) operating activities	159,931	(278,160)

Investing Activities
Purchase of properties, plant and equipment	(3,257)	(4,067)
Proceeds from disposal of properties, plant and equipments	227	-
Loan made to related parties	(301,229)	-
Net cash used in investing activities	(304,259)	(4,067)

Financing Activities
Proceeds from short-term and long-term loans	86,734	265,621
Proceeds from related parties	129,625	1,370
Repayment to related parties	-	(23,620)
Repayment of loans	-	(55,427)
Proceeds from capital contribution	-	-
Net cash provided by financing activities	216,359	187,944

Effect of exchange rate changes on cash	(10,961)	10,548

Increase in cash and cash equivalents	61,070	(83,735)
Cash and cash equivalents at beginning of period	23,347	114,587
Cash and cash equivalents at end of period	$84,417	$30,852

Supplemental disclosure of cash flow information
Interest paid	$149,940	$76,410
Income taxes paid	$-	$-
Non-cash financing activities:
Conversion of convertible notes	$851,836	$-

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

2.      GOING CONCERN

As reflected in the accompanying financial statements, the Company has accumulated deficits of $3,263,105 at September 30, 2014. The Company’s owners have funded the losses and cash shortfalls allowing management to develop sales and contingency plans. The Company is also arranging for additional funding. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at September 30, 2014, and the results of its operations and cash flows for the nine month periods ended September 30, 2014 and 2013. The results of operations for the period ended September 30, 2014 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

q.      Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period.  Diluted loss per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  At September 30, 2014 and 2013, the Company has an outstanding convertible debenture that is convertible into 2,720,000 and 6,800,000 shares of common stock. The potential dilution associated with convertible debt was excluded from the calculation for the nine months ended September 30, 2014 and 2013 as it will create an anti-dilutive effect. The basic and diluted loss per share for the nine months ended September 30, 2014 and 2013 as follows:

	For the Nine Months Ended
	September 30,
	2014	2013
Numerator
Net loss	$(302,866)	$(95,752)
Net loss without convertible interest expense	$(272,948)	$(20,957)
Denominator
Weighted average common shares outstanding – basic	16,227,692	15,600,000
Dilution associated with convertible debt	-	-
Weighted average common shares outstanding – diluted	16,227,692	15,600,000

Basic loss per share	$(0.019)	$(0.006)
Diluted loss per share	$(0.019)	$(0.006)

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

The consolidated financial statements of the Company are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation,” codified with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency consolidated financial statements into U.S. dollars are included in determining comprehensive income. At September 30, 2014 and December 31, 2013, the cumulative translation adjustments of $220,626 and $225,423, respectively, were classified as items of accumulated other comprehensive income in the stockholders’ equity section of the balance sheet. For the nine months ended September 30, 2014 and 2013, other comprehensive income (loss) was ($4,797) and $12,352, respectively.

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the consolidated financial statements were as follows:  As of September 30, 2014 and December 31, 2013, the Company used the period-end rates of exchange for assets and liabilities of $1 to RMB6.1382 and $1 to RMB6.054, respectively. For the nine months ended September 30, 2014 and 2013, the Company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1 to RMB6.1663 and $1 to RMB6.1676, respectively. The Company used historical rates for equity.

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

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. This standard will have the impact of reducing the frequency of disposals reported as discontinued operations, by requiring such a disposal to represent a strategic shift that has or will have a major effect on an entity’s operations and financial results. However, existing provisions that prohibit an entity from reporting a discontinued operation if it has certain continuing cash flows or involvement with the component after disposal are eliminated by this standard. The ASU also expands the disclosures for discontinued operations and requires new disclosures related to individually significant disposals that do not qualify as discontinued operations. This ASU is effective prospectively beginning January 1, 2015. Early adoption is, however, permitted. This ASU would impact the Company’s consolidated results of operations and financial condition only in the instance of a disposal as described above.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model to be used in the accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard’s stated core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle the ASU includes provisions within a five step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when (or as) an entity satisfies a performance obligation. The standard also specifies the accounting for some costs to obtain or fulfill a contract with a customer and requires expanded disclosures about revenue recognition. The standard provides for either full retrospective adoption or a modified retrospective adoption by which it is applied only to the most current period presented. This ASU is effective January 1, 2017. The Company is currently assessing this ASU’s impact on the Company’s consolidated results of operations and financial condition.

The Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

4.      SIGNIFICANT CONCENTRATIONS

Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist of cash and accounts receivable as of September 30, 2014 and December 31, 2013. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

The major part of the Company’s cash at September 30, 2014 and December 31, 2013 is maintained at one financial institution in the PRC which does not provide insurance for amounts on deposit.  The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

Geographic Concentration

For nine months ended September 30, 2014 and 2013 the Company’s sales were mainly made to customers located in the PRC. In addition, total accounts receivables as of September 30, 2014 and December 31, 2013 also arose from customers located in the PRC.

All net assets of the Company are also located in the PRC.

Customer Concentration

In 2009, the Company changed its sales strategy by switching the focused product in the market. This change resulted in concentration on certain customers for the Company’s sales. The following table sets forth information as to the revenue derived from those customers that accounted for more than 10% of our revenue for the nine months ended September 30, 2014 and 2013:

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2014		September 30, 2013
	Amount	%	Amount	%
Jiangxi Wanmao Tech Co., Ltd			$ 229,575	24%
Gansu and Livestock Investment Co., Ltd			112,191	12%
Hanzhong City Forestry Science Institute			114,501	12%
Jianxin Construction Investment Co., Ltd.	$ 102,867	25%

5.      ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	September 30	December 31
	2014	2013
Accounts receivable	$311,331	$459,163
Less: Allowance for doubtful accounts	(109,097)	(110,465)
Accounts receivable, net	$202,234	$348,698

Bad debt expense (recovery income) was $(2,416) and $63,658 for the nine months ended September 30, 2014 and 2013, respectively.

6.      INVENTORIES

Inventories consist of the following:

	September 30	December 31
	2014	2013
Inventories	$2,192,631	$2,261,754
Less: Allowance for obsolescence	(55,715)	(56,490)
Inventories, net	$2,136,916	$2,205,264

7.      PREPAYMENT

As of September 30, 2014 and December 31, 2013, the Company made prepayment for rental of land, purchase of vehicle, and advance to suppliers for $45,252 and $66,756, respectively.

8.      PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 30	December 31
	2014	2013
Buildings	$78,486	$79,578
Machinery and equipment	12,145	11,522
Transportation equipment	95,739	97,071
Office equipment	21,198	20,550
Total	207,568	208,721
Less: Accumulated depreciation	(131,557)	(120,223)
Property, plant, and equipment, net	$76,011	$88,498

The depreciation was $13,158 and $10,189 for the nine months ended September 30, 2014 and 2013, respectively. They are broken down as follows:

	For the Nine Months Ended
	September 30,
	2014	2013
Cost of goods	$7,224	$4,315
Operating expenses	5,934	5,874
Total	$13,158	$10,189

9.      INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 30	December 31
	2014	2013
Land use right	$11,893	$12,058
Less: Accumulated amortization	(2,533)	(2,385)
Intangible assets, net	$9,360	$9,673

The amortization for land use right was $180 and $155 for the nine months ended September 30, 2014 and 2013, respectively. They are broken down as follows:

	For the Nine Months Ended
	September 30,
	2014	2013

Cost of goods	$180	$155
Operating expenses	-	-
Total	$180	$155

As of September 30, 2014 and December 31 2013, land use right of the Company, was pledged as collateral under certain loan agreements (see Note 10)

10.      SHORT-TERM LOANS

Short-term loans consist of the following:

September 30, 2014

	Loan Amount	Duration	Annual Interest Rate	Collateral
Agricultural Development Bank of China-Hanzhong Branch	$308,071	2009.9.8-2010.9.7	8.58%	737 mu (491,357.9 square meters) of forest land use right
Loans from nonfinancial institutions and individuals	855,893
Total short-term loans	$1,163,964

December 31, 2013

	Loan Amount	Duration	Annual Interest Rate	Collateral
Agricultural Development Bank of China-Hanzhong Branch	$532,048	2009.9.8-2010.9.7	8.58%	737 mu (491,357.9 square meters) of forest land use right
Loans from nonfinancial institutions and individuals	544,048
Total	$1,076,096

Interest expense for short-term loans was $167,833 and $112,831 for the nine months ended September 30, 2014 and 2013, respectively.

Forest land use right secured for short-term loans is use right of 737 MU (491,357.9 square meters) forest land granted from government with carrying value as the followings:

	September 30	December 31
	2014	2013
Land use right	$343	$354

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

11.      LONG-TERM LOANS

Long-term loans consist of the following:

September 30, 2014

	Loan Amount	Duration	Annual Interest Rate	Collateral
The Bureau of Finance of Chenggu County	$81,496	2006.3.9 - 2010.11.30	2.40%	Credit Loan
Less: principal due within one year	(81,496)
Total, net	$-

December 31, 2013

	Loan Amount	Duration	Annual Interest Rate	Collateral
The Bureau of Finance of Chenggu County	$82,630	2006.3.9 - 2010.11.30	2.40%	Credit Loan
Less: principal due within one year	(82,630)
Total, net	$-

Total Interest expense for long-term loans was $1,460 and $1460 for the nine months ended September 30, 2014 and 2013, respectively.

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

On September 15, 2012, $400,000 convertible promissory note as well as associated accrued interest was transferred to 8 individuals who were not the Company’s shareholders as of September 30, 2014.

On August 20, 2014, $600,000 convertible promissory note as well as associated accrued interest was converted 4,080,000 common shares.

For the nine months ended September 30, 2014 and 2013, the interest expense for this note was $67,891 and $74,795, respectively.

13.      GERNERAL AND ADMINISTRATIVE

For the nine months ended September 30, 2014 and 2013, the amount of general and administrative expenses mainly composed of the following events:

	For the Nine Months Ended
	September 30,
	2014	2013
Office expense	$14,671	$10,724
Salary and welfare	43,676	25,523
Employee insurance	23,752	22,536
Audit and accounting	23,028	17,220
Legal service fee	22,500	22,500
Entertainment fee	15,498	12,479
Depreciation expense	5,934	5,874
Bad debt expense	-	63,658
Others	76,394	92,172
Total	$225,453	$272,686

14.      CHINA CONTRIBUTION PLAN

Full time employees of the Company participate in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company’s subsidiaries to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly basic compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations. The Company has no further commitments beyond its monthly contribution. For the nine months ended September 30, 2014 and 2013, the total provisions for such employee benefits were $23,752 and $22,536, respectively.

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

16.      RELATED PARTY TRANSACTION

All transactions associated with the following companies or individuals are considered to be related party transactions.

Name	Relationship

Hanzhong Bashan God Grass Biological Development Co., Ltd.	A company controlled by relative of Hengtai's CEO
Yang, Yung Li	*Previous owner of Hengtai
Shau, Jen Heng	*Previous owner and CEO of Hengtai
Qinba Taxus Association	An organization controlled by the Company
Liu, Sheng Li	Chairman, President and Director,

*In September 2010, Xian Qiying Bio-Tech Limited acquired 100% capital of Hengtai from previous owners.

Due to related parties

	September 30	December 31
Name	2014	2013
Yang, Yung Li	$87,583	$79,426
Shau, Jen Heng	-	53,028
Qinba Taxus Association	326	330
Liu, Shengli	174,500	128,500
Total	$262,409	$261,284

"Due to related parties" represents loans payable that are unsecured, and have no fixed terms of repayment, and are therefore deem payable on demand. Due to related parties is subject to interest rate from 8%~15%.

Interest expense for related party loans was $9,642 and $9,866 for the nine months ended September 30, 2014 and 2013, respectively.

Due from related parties

	September 30	December 31
Name	2014	2013
Shao, Jen Heng	$301,229	$-

"Due from related parties" represents loans receivable that are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore deem receivable on demand.

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

Loan to Officer

The Company made a loan to Shau, Jen Heng, CEO of Hengtai and $301,229 was outstanding on September 30, 2014. Section 402 of the Sarbanese-Oxley Act of 2002 prohibits loans or the extension of credit to officers and directors of a publicly traded company or any of its subsidiaries. The Company is currently in contravention of these provisions and might face possible regulatory action by the SEC.

18.      OPERATING LEASE COMMITMENT

The Company leases land under operating leases which are for 3~30 years and, expire beginning on April 30, 2011. The rents were $25,041 and $52,883 for the nine months ended September 30, 2014 and 2013, respectively.

They are broken down as follows:

	For the Nine Months Ended
	September 30,
	2014	2013
Cost of goods	$25,041	$52,883
Operating expenses	-	-
Total	$25,041	$52,883

Future minimum lease payments for operating leases with initial or remaining non-cancelable terms in excess of one year are as follows:

Year ending December 31,
2014	$42,974
2015	41,237
2016	39,144
2017	36,643
2018	21,422
$181,420

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

Results of Operations

For the three months ended September 30, 2014 Compared to the three months ended September 30, 2013

For the Three Months ended September 30	2014	2013
Net Sales	$6,820	$257,735
Cost of Goods Sold	$8,058	$189,404
Operating Expenses	$77,199	$118,222
Other Income (Expenses)	$(73,799)	$(34,037)
Income Taxes	$-	$-
Net Income	$(152,236)	$(83,928)

Net Sales

We had net sales of $6,820 for the three months ended September 30, 2014 and $257,735 for the three months ended September 30, 2013. Our sales decreased by $250,915 or approximately 97%.

Cost of Goods Sold and Gross Profit

For the three months ended September 30, 2014 and 2013, cost of goods sold amounted to $8,058 and $189,404. Gross profit for the three months ended September 30, 2014 was $(1,238) as compared to $68,311 for the three months ended September 30, 2013. The gross margin percentage for the three months ended September 30, 2014 and 2013 were approximately (18.2)% and 26.5%. The Company has sold products below the cost which generated the negative gross margin.

Operating Expenses

For the three months ended September 30, 2014, total operating expenses were $77,199 as compared to $118,222 for the three months ended September 30, 2013, an decrease of $41,023, or approximately 34.7%. The decreased in general and administrative expenses from $59,655 of bad debt expenses for the three months ended September 30, 2013 as compared to $Nil for the three months ended September 30, 2014.

The breakdown of the operating expenses as follows:

For the Three months ended September 30	2014	2013
Selling Expenses	$7,815	$4,352
General and Administrative Expenses	$69,384	$113,870
Total Operating Expenses	$77,199	$118,222

The breakdown of the general and administrative expenses as follows:

	For the Three months ended
	September 30,
	2014	2013
Office expense	$4,067	$1,841
Salary and welfare	12,696	2,305
Employee insurance	8,558	7,647
Audit and accounting	5,001	5,008
Legal service fee	7,500	7,500
Entertainment fee	5,901	3,119
Depreciation expense	1,978	1,991
Bad debt expense	0	59,655
Others	23,683	24,804
Total	$69,384	$113,870

Other Income (Expenses)

Our other income (expenses) during the three months ended September 30, 2014 amounted to $(73,799) as compared to $(34,037) for the same period in 2013. The interest expenses were $83,944 and $67,626 for the three months ended September 30, 2014 and 2013, respectively. The increase of interest expense resulted from higher outstanding balance and higher interest rate on the short-term loans. The Company also received a smaller amount of subsidy and grants received from the government.

Net Income (Loss)

Net loss was $152,236 for the three months ended September 30, 2014, as compared to a net loss of $83,928 for the same period in 2013. The increase of net loss was due to significant decrease of our sales revenues.

For the nine months ended September 30, 2014 Compared to the nine months ended September 30, 2013

For the Nine Months Ended September 30	2014	2013
Net Sales Revenue	$404,771	$967,133
Cost of Goods Sold	$323,160	$704,911
Selling, General and Administrative Expenses	$275,824	$309,133
Other Income (Expenses)	$(108,653)	$(48,841)
Income Taxes	$-	$-
Net Loss	$(302,866)	$(95,752)

Net Sales

We had net sales of $404,771 for the nine months ended September 30, 2014 and $967,133 for the nine months ended September30, 2013. Our sales decreased by $562,362 or approximately 58%.  The Company revenues decreased due to decreased in demand of the Company’s product.

Cost of Goods Sold and Gross Profit

For the nine months ended September 30, 2014 and 2013, cost of goods sold amounted to $323,160 and $704,911. Gross profit for the nine months ended September 30, 2014 was $81,611 as compared to $262,222 for the nine months ended September 30, 2013. The gross margin percentage for the nine months ended September 30, 2014 and 2013 were approximately 20.2% and 27.1%. The decrease in gross margin resulted from a specific greening project performed in Yang County. The project is subject to a lower profit margin.

Operating Expenses

For the nine months ended September 30, 2014, total operating expenses were $275,824 as compared to $309,133 for the nine months ended September 30, 2013, an decrease of $33,309, or approximately 10.77%.

The decrease in general and administrative expenses resulted from $63,658 of bad debt expenses for the nine months ended September 30, 2013 as compared to $Nil for the nine months ended September 30, 2014.

The breakdown of the operating expenses as follows:

For the Nine months ended September 30	2014	2013
Selling Expenses	$50,371	$36,447
General and Administrative Expenses	$225,453	$272,686
Total Operating Expenses	$275,824	$309,133

The breakdown of the general and administrative expenses as follows:

	For the Nine months ended
	September 30,
	2014	2013
Office expense	$14,671	$10,724
Salary and welfare	43,676	25,523
Employee insurance	23,752	22,536
Audit and accounting	23,028	17,220
Legal service fee	22,500	22,500
Entertainment fee	15,498	12,479
Depreciation expense	5,934	5,874
Bad debt expense	-	63,658
Others	76,394	92,172
Total	$225,453	$272,686

Other Income (Expenses)

Our other income (expenses) during the nine months ended September 30, 2014 amounted to $(108,653) as compared to $(48,841) for the same period in 2013. The result was mainly due to higher interest expenses in 2014. The interest expenses were $246,826 and $198,954 for the nine months ended September 30, 2014 and 2013, respectively. The increase of interest expense resulted from higher outstanding balance and higher interest rate on the short-term loans.

Net Income (Loss)

Net loss was $302,866 for the nine months ended September 30, 2014, as compared to a net loss of $95,752 for the same period in 2013. The increase of net loss was due to significant decrease of our sales revenues.

Liquidity and Capital Resources

At September 30, 2014, we had cash and cash equivalents of $84,417

Working Capital

	At September30, 2014	At December 31, 2013
Current assets	$2,807,750	$2,654,753
Current liabilities	2,622,479	2,418,893
Working capital	$185,271	$235,860

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2014 was $159,931 as compared to net cash used in operating activities $278,160 for the nine months ended September 30, 2013.

For the nine months ended September 30, 2014, we had net loss of $302,866. Our inventories decreased by $68,348, accounts payable decreased by $48,033, accounts receivable decreased by $145,292, prepayments decreased by $21,504, other receivables increased by $23,425, interest payable decreased by $92,367, accrued liabilities and other current liabilities decreased by $194,729, offset by non-cash items such as depreciation and amortization of $13,338,, $1,093 loss on disposal of property, plant and equipment, and bad debts recovery of $2,416.

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

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2014 was $304,259 as compared to net cash used in investing activities of $4,067 for the nine months ended September 30, 2013.

For the nine months ended September 30, 2014, we spent $3,257 in acquisitions of properties, plant and equipment. We made $301,229 loan to related parties. We received cash repayment of $227 from we disposed of properties, plant and equipment.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2014 was $216,359. We received $129,625 from our related parties. We also borrowed $86,734 in short and long term bank loans

Net cash provided by financing activities for the nine months ended September 30, 2013 was $187,944. We have repaid $23,620 to our related parties and $55,427 of our bank loans. We also borrowed $265,621 in short and long term bank loans as well as $1,370 from our related parties.

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

Related Parties Transactions

We have historically funded our cash needs through a series of debt transactions, primarily with related parties. Amounts due to related parties as of September 30, 2014 and December 31, 2013 were $262,409 and $261,284, respectively.

Interest expense for related party loans was $9,642 and $9,866 for the nine months ended September 30, 2014 and 2013, respectively.

We also have loan receivable from related parties. Amounts due from related parties as of September 30, 2014 and December 31, 2013 were $301,229 and $0, respectively.

On August 20, 2014, $600,000 convertible promissory note as well as associated accrued interest was converted into 4,080,000 common shares.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for Smaller Reporting Company.

ITEM 4 - CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on the evaluation performed, our management concluded that during the period covered by this report, our internal controls over financial reporting were not effective based on those criteria and due to the deficiency described below.

During the three months ended September 30, 2014, our management identified a material weakness in our controls and procedures regarding our failure to timely prevent loan transactions made to related parties in violation of Section 402 of the Sarbanes-Oxley Act of 2002 (“Section 402”).

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 30, 2014, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) were not effective to ensure that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required due to the deficiency described above.

Changes in internal control over financial reporting

During the quarter ended September 30, 2014, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. However, our management is currently seeking resolutions to improve our controls and procedures in an effort to remediate the deficiency described above.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 20, 2014, we converted the total balance of the outstanding convertible notes held by Wang Kejun, Xiao Xiuli and Xie Qing into 4,080,000 shares of commons stock for the price of $0.14706 per share. The issuance of these shares is pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

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

101

The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA FORESTRY, INC.

(Registrant)

November 18, 2014	/s/ Shuncheng Ma
Shuncheng Ma
Chief Financial Officer
(Principal Accounting Officer)