Form 10-K
period 2014-12-31
CHINA FORESTRY INC
filed 2015-04-15
CIK 805729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [   ]    No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of December 31, 2014,  19,680,007 shares of common stock and as of April 13, 2015,  19,680,007 shares of common stock.

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

Intellectual Properties

None.

Employees

As of April 10, 2015, there are currently 29 full-time employees, including 8 members of management and administrative staff, 12 agricultural experts and 9 marketing employees.

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

		High	Low

2014	First Quarter	$0.27	$0.03
	Second Quarter	$0.24	$0.05
	Third Quarter	$0.39	$0.09
	Fourth Quarter	$0.40	$0.27
2013	First Quarter	$0.05	$0.01
	Second Quarter	$0.04	$0.01
	Third Quarter	$0.02	$0.01
	Fourth Quarter	$0.01	$0.01

The transfer agent for our common stock is Interwest Transfer Co., Inc., 1981 East 4800 South, Ste 100, Salt Lake City, UT  84111, Attn Melinda Orth; Tel: (801) 272-9294.

Holders

As of April 10, 2015,  there were approximately 147 holders of record of  19,680,007 outstanding shares of common stock of the Company, which does not include shareholders who own our shares in so-called “street name.”

Dividends

Holders of our common stock are entitled to dividends if declared by the Board of Directors out of funds legally available therefore. As of December 31, 2014 no cash dividends have been declared.

Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our results of operation, financial condition, contractual and legal restrictions and other factors the board of directors deem relevant.

Equity Compensation Plans

As of December 31, 2014, we did not have any equity compensation plans.

Recent Sales of Unregistered Securities

On August 20, 2014, we converted $600,000 of the outstanding convertible notes held by Wang Kejun, Xiao Xiuli and Xie Qing as well as accrued interest of $251,836 into 4,080,000 shares of commons stock. The issuance of these shares is pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933

Recent Purchases of Equity Securities by us and our Affiliated Purchasers

We have not repurchased any of our common stock and have no publicly announced repurchase plans or programs as of December 31, 2014.

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

The results of operations of Hengtai are consolidated in our financial statements since Hengtai is a controlled by our subsidiary, FIHK.

Results of Operations

For the year ended December 31, 2014 Compared to the year ended December 31, 2013

For the Year ended December 31	2014	2013
Net Sales	$518,114	$1,778,363
Cost of Goods Sold	$408,405	$1,293,060
Operating Expenses	$430,107	$499,850
Other Income (Expenses)	$(98,951)	$(577,303)
Income Taxes	$-	$-
Net Income	$(419,349)	$(591,850)

Net Sales

We had net sales of $518,114 for the year ended December 31, 2014 and $1,778,363 for the year ended December 31, 2013. Our sales decreased by $1,260,249 or approximately 71% the lower sales in 2014 is due to poor market condition in PRC

Cost of Goods Sold and Gross Profit

For the year ended December 31, 2014 and 2013, cost of goods sold amounted to $408,405 and $1,293,060. Gross profit for the year ended December 31, 2014 was $109,709 as compared to $485,303 for the year ended December 31, 2013. The gross margin percentage for the year ended December 31, 2014 and 2013 were approximately 21.2% and 27.3%.

Operating Expenses

For the year ended December 31, 2014, total operating expenses were $430,107 as compared to $499,850 for the year ended December 31, 2013, a decrease of $69,743, or approximately 14%. The changes resulted from decreased in selling expenses and general and administrative expenses from $106,219 of bad debt expenses for the year ended December 31, 2013 as compared to $9,276 for the year ended December 31, 2014.

The breakdown of the operating expenses as follows:

For the year ended December 31	2014	2013
Selling Expenses	$86,366	$72,932
General and Administrative Expenses	$343,741	$426,918
Total Operating Expenses	$430,107	$499,850

The breakdown of the general and administrative expenses as follows:

	For the year ended
	December 31,
	2014	2013
Office expense	$17,815	$17,564
Salary and welfare	79,095	68,730
Employee insurance	32,332	30,223
Audit and accounting	41,000	43,307
Legal service fee	30,000	30,000
Entertainment fee	19,231	16,538
Depreciation expense	7,415	7,875
Bad debt expense	9,276	106,219
Others	107,577	106,462
Total	$343,741	$426,918

Other Income (Expenses)

Our other income (expenses) during the year ended December 31, 2014 amounted to $(98,951) as compared to $(577,303) for the same period in 2013. The result was mainly due to contingent loss accrued in 2013. The interest expenses were $(301,097) and $(296,260) for the year ended December 31, 2014 and 2013, respectively. The increase of interest expense resulted from higher interest rate on the short-term loans.

Net Income (Loss)

Net loss was $(419,349) for the year ended December 31, 2014, as compared to a net loss of $(591,850) for the same period in 2013. The decrease of net loss was due to significant decrease of other loss

Liquidity and Capital Resources

At December31, 2014, we had cash and cash equivalents of $4,688

Working Capital

	At December31, 2014	At December 31, 2013
Current assets	$2,616,257	$2,654,753
Current liabilities	2,605,162	2,418,893
Working capital	$11,095	$235,860

Operating Activities

Net cash used in operating activities for the year ended December 31, 2014 was $104,943 as compared to net cash used in operating activities $295,918 for the year ended December 31, 2013.

For the year ended December 31, 2014, we had net loss of $(419,349). Our inventories increased by $111,450, accounts payable decreased by $50,237, accounts receivable decreased by $187,246, prepayments increased by $19,287, other receivables increased by $45,949, interest payable increased by $21,898, accrued liabilities and other current liabilities increased by $304,776, offset by non-cash items such as depreciation and amortization of $17,039 and provision for bad debts of $9,276.

For the year ended December 31, 2013, we had net loss of $(591,850). Our inventories increased by $114,803, accounts payable decreased by $293,678, accounts receivable increased by $285,373, prepayments increased by $114,714, other receivables increased by $15,123, interest payable increased by $190,271, accrued liabilities and other current liabilities increased by $27,775, contingent obligations increased by $551,079 , offset by non-cash items such as depreciation and amortization of $14,851 and bad debts provision of $106,219.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2014 was $19,219 as compared to net cash used in investing activities of $4,079 for the year ended December 31, 2013.

For the year ended December 31, 2014, we spent $19,446 in acquisitions of properties, plant and equipment. We received cash repayment of $227 from we disposed of properties, plant and equipment.

For the year ended December 31, 2013, we spent $4,079 in acquisitions of properties, plant and equipment.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2014 was $123,702. We have repaid $27,473 to our related parties and $28,325 of bank loans while we also borrowed $179,500 from our related parties.

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

Related Parties Transactions

We have historically funded our cash needs through a series of debt transactions, primarily with related parties. Amounts due to related parties as of December 31, 2014 and December 31, 2013 were $284,811 and $261,284, respectively.

Interest expense for related party loans was $14,903 and $11,373 for the years ended December 31, 2014 and 2013, respectively.

On August 20, 2014, $600,000 convertible promissory note as well as accrued interest of $251,836 was converted into 4,080,000 common shares.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Controls

During the year ended December 31, 2014, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Control

Our Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 31, 2014, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

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

Mr. Shuncheng Ma, Chief Financial Officer and Director, age 49, worked as general manager in Shaanxi Hongbao Green Engineering Co. Ltd. since 1999. He worked as general manager in Lvbao Industrial Co. Ltd. from 1995 to 1999. Mr. Ma graduated from Northwest University in 1986 with a Bachelors Degree in Mathematics and received an EMBA at Northwest University Economic Management College in 2005.

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

Meetings of Our Board of Directors

The Registrant’s Board of Directors took all actions by unanimous written consent without a meeting during the fiscal year ended December 31, 2014.

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

Section 16(a) Beneficial Ownership Compliance Reporting

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 31, 2014.  During the fiscal years ended December 31, 2014, all our directors and officers have complied with the Section 16(a) of the Exchange Act to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission except that Xiuli Yao and Qing Xie did not file the Form 3 to report their change of ownership in the Company.

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

SUMMARY COMPENSATION TABLE

Name of Officer	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total

Shengli Liu	2014	$ -	--	--	--	--	--	--	--
Yueping Li	2014	$ -	--	--	--	--	--	--	--
Shuncheng Ma	2014	$ -	--	--	--	--	--	--	--
Chunli Li	2014	$ -	--	--	--	--	--	--	--

Option Grants in Last Fiscal Year

There were no options granted to any of the named executive officers during the year ended December 31, 2014.

During the year ended December 31, 2014, none of the named executive officers exercised any stock options.

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

Compensation of Directors

We did not pay our directors any compensation for services rendered as a director in the year ended December 31, 2014.

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

Change of Control Compensatory Plans

As of December 31, 2014, we had no pension plans or compensatory plans or other arrangements which provide compensation on the event of termination of employment or change in control of us.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the information concerning the number of shares of our common stock beneficially owned as of April 10, 2015 by: (i) each of our directors, (ii) each of our named executive officers and (iii) owners of 5% or more of our common shares. There was no other person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Except as otherwise specified below, the address of each beneficial owner listed below is Economic Development Zone of Hanzhong City, Shaan’xi Province, The People’s Republic of China

	Number of Shares of Common Stock Owned	Percent of Voting Power(1)
Directors and Executive Officers
Shengli Liu, President, Director (2)	1,912,048	9.72%
Shuncheng Ma, Director, CFO	1,100,000	5.59%
Yueping Li, Director, CEO
Chunli Li, Secretary
All Officers and Directors as a Group (5 persons)	3,012,048	15.31%

Principal Stockholders (5%)
Shuncheng Ma	1,100,000	5.59%
Shengli Liu	1,912,048	9.72%
Wealthstand Limited Palm Grove House Po Box 438 Road Town Tortolla Bvi	1,328,610	6.75%
Zhengheng Shao	2,100,000	10.67%
Qing Xie	2,007,266	10.20%
Xiuli Yao	1,381,844	7.02%
All Principal Stockholders (5%)	9,829,768	49.95%

(1)	For purposes of the calculations in this table, there are 19,680,007 issued and outstanding shares of Common Stock as of April 10, 2015
(2)	Shengli Liu is the beneficial owner of 1,912,048 shares of Common Stock, and transferred and assigned all his interest in the convertible notes to others.

Item 13.    Certain Relationships, Related Transactions, and Director Independence

All transactions associated with the following companies or individuals are considered to be related party transactions.

Name	Relationship

Hanzhong Bashan God Grass Biological Development Co., Ltd.	A company controlled by relative of Hengtai's CEO
Yongli Yang	*Previous owner of Hengtai
Zhengheng Shao	*Previous owner and CEO of Hengtai
Qinba Taxus Association	An organization controlled by the Company
Shengli Liu	Chairman, President and Director,

*In September 2010, Xian Qiying Bio-Tech Limited acquired 100% capital of Hengtai from previous owners.

Due to related parties

	December 31	December 31
Name	2014	2013
Yongli Yang	$104,179	$79,426
Zhengheng Shao	810	53,028
Qinba Taxus Association	322	330
Shengli Liu	179,500	128,500
Total	$284,811	$261,284

"Due to related parties" represents loans payable that are unsecured, and have no fixed terms of repayment, and are therefore deem payable on demand. Due to related parties is subject to interest rate from 8%~15%.

Interest expense for related party loans was $14,903 and $11,373 for the years ended December 31, 2014 and 2013, respectively.

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

Item 14.    Principal Accounting Fees and Services.

Audit and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our auditors for the audit of our annual financial statements for the years ended December 31, 2014 and December 31, 2013 and any other fees billed for other services rendered by our auditors during these periods.

Yichien Yeh, CPA
Year ended December 31, 2014
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

CHINA FORESTRY, INC.

Date : April 15, 2015	By:	/s/ Shengli Liu
Shengli Liu
President, Director

CHINA FORESTRY, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2014

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2014 and 2013

Consolidated Statements of Cash Flows for the Years Ended December 31, 2014 and 2013

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income for the Years Ended December 31, 2014 and 2013

Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of China Forestry, Inc.

We have audited the accompanying consolidated balance sheets of China Forestry, Inc. as of December 31, 2014 and 2013 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Forestry, Inc. as of December 31, 2014 and 2013 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred accumulated deficits of $3,379,588 and $2,960,239 as of December 31, 2014 and 2013, respectively. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Yichien Yeh, CPA
Oakland Gardens, New York April 15, 2015

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013

ASSETS
Current Assets
Cash and cash equivalents	$4,688	23,347
Accounts receivable, net (Note 5)	160,674	348,698
Other receivables	48,139	10,688
Inventories (Note 6)	2,316,713	2,205,264
Prepayment (Note 7)	86,043	66,756
Total Current Assets	2,616,257	2,654,753

Property, plant and equipment, net (Note 8)	87,637	88,498
Intangible assets, net (Note 9)	9,197	9,673
Total Assets	$2,713,091	2,752,924

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term loans (Note 10)	$1,047,771	1,076,096
Accounts payable	11,367	61,604
Other payables	494,320	82,006
Due to related parties (Note 17)	284,811	261,284
Accrued expenses	234,478	204,808
Interest payable	392,542	622,480
Advance from customers	19,276	27,985
Long-term loans due within one year (Note 11)	80,597	82,630
Convertible promissory note-shareholders (Note 12)	40,000	-
Total Current Liabilities	2,605,162	2,418,893
Convertible promissory note-shareholders (Note 12)	-	1,000,000
Contingent obligations (Note 18)	537,521	551,079
Total Liabilities	3,502,683	3,969,972

Shareholders' Deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
0 shares issued and outstanding	-	-
Common stock, $0.01 par value; 20,000,000 shares authorized,
19,680,000 and 15,600,000 shares issued and outstanding	196,800	156,000
Additional Paid-in Capital	2,172,804	1,361,768
Accumulated Deficit	(3,379,588)	(2,960,239)
Accumulated other comprehensive income	220,392	225,423
Shareholders' Deficit	(789,592)	(1,217,048)
Total Liabilities and Shareholders' Deficit	$2,713,091	2,752,924

See Notes to Consolidated Financial Statements

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Years Ended
	December 31,
	2014		2013

Revenue
Net sales	$518,114		$1,778,363

Cost of Goods Sold	(408,405)		(1,293,060)
Gross Profit	109,709		485,303

Operating Expenses
Selling expenses	86,366		72,932
General and administrative expenses (Note 13)	343,741		426,918
Total operating expenses	430,107		499,850
Loss from operations	(320,398)		(14,547)

Other Income (Expenses)
Interest expense	(301,097)		(296,260)
Other loss	(1,094)		(542,549)
Other income	203,240		261,506
Total other income (expenses)	(98,951)		(577,303)

Loss before income taxes	(419,349)		(591,850)
Income taxes	-		-
Net Loss	$(419,349)		$(591,850)

Net Loss per share - basic	$(0.02)		$(0.04)
Weighted average shares outstanding- basic	17,097,863		15,600,000

Net Loss per share - diluted	$(0.02)		$(0.04)
Weighted average shares outstanding- diluted	17,097,863		15,600,000

Comprehensive loss
Net loss	$(419,349)		$(591,850)
Other comprehensive income (loss) - Foreign currency translation adjustment		(5,031)	13,517
Comprehensive loss	$(424,380)		$(578,333)

See Notes to Consolidated Financial Statements.

CHINA FORESTRY, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficit)
For the Years Ended December 31, 2014 and 2013

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Par ($0.01)

Balance as of December 31, 2012	15,600,000	$156,000	$1,361,768	$211,906	$(2,368,389)	$(638,715)
.
Net loss for the period					(591,850)	(591,850)

Foreign currency translation adjustment				13,517		13,517

Balance as of December 31, 2013	15,600,000	156,000	1,361,768	225,423	(2,960,239)	(1,217,048)

Conversion of convertible note	4,080,000	40,800	811,036			851,836

Net loss for the period					(419,349)	(419,349)

Foreign currency translation adjustment				(5,031)		(5,031)

	19,680,000	$196,800	$2,172,804	$220,392	$(3,379,588)	$(789,592)

See Notes to Consolidated Financial Statements

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2014	2013

Operating Activities:
Net loss	$(419,349)	$(591,850)
Adjustments to reconcile income to net cash provided by operations
Depreciation	16,799	14,610
Provision for bad debts	9,276	106,219
Amortization of intangible assets	240	241
Loss on disposal of property, plant and equipment	1,094	-
Changes in operating assets and liabilities:
Accounts receivable, net	187,246	(285,373)
Other receivables	(45,949)	(15,123)
Inventories	(111,450)	(114,803)
Prepayment	(19,287)	114,714
Accounts payable	(50,237)	(293,678)
Other payables	412,314	12,364
Accrued expenses	(98,829)	13,691
Interest payable	21,898	190,271
Advance from customers	(8,709)	1,720
Contingent obligations	-	551,079
Net cash provided by (used in) operating activities	(104,943)	(295,918)

Investing Activities
Purchase of properties, plant and equipment	(19,446)	(4,079)
Proceeds from disposal of properties, plant and equipments	227	-
Net cash used in investing activities	(19,219)	(4,079)

Financing Activities
Proceeds from short-term and long-term loans	-	110,362
Proceeds from related parties	179,500	128,500
Repayment to related parties	(27,473)	(40,702)
Repayment of loans	(28,325)	-
Net cash provided by (used in) financing activities	123,702	198,160

Effect of exchange rate changes on cash	(18,199)	10,597

Increase in cash and cash equivalents	(18,659)	(91,240)
Cash and cash equivalents at beginning of period	23,347	114,587
Cash and cash equivalents at end of period	$4,688	$23,347

Supplemental disclosure of cash flow information
Interest paid	$220,203	$111,883
Income taxes paid	$-	$-
Non-cash financing activities:
Conversion of convertible notes principal and interest	$851,836	$-

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

2.      GOING CONCERN

As reflected in the accompanying financial statements, the Company has accumulated deficits of $3,379,588 and $2,960,239 at December 31, 2014 and 2013, respectively. The Company’s owners have funded the losses and cash shortfalls allowing management to develop sales and contingency plans. The Company is also arranging for additional funding. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

q.      Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period.  Diluted loss per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  At December 31, 2014 and 2013, the Company has an outstanding convertible debenture that is convertible into 2,720,000 and 6,800,000 shares of common stock. The potential dilution associated with convertible debt was excluded from the calculation for the years ended December 31, 2014 and 2013 as it will create an anti-dilutive effect. The basic and diluted loss per share for the years ended December 31, 2014 and 2013 as follows:

	For the Years Ended
	December 31,
	2014	2013
Numerator
Net loss	$(419,349)	$(591,850)
Net loss without convertible interest expense	$(379,349)	$(491,850)
Denominator
Weighted average common shares outstanding – basic	17,097,863	15,600,000
Dilution associated with convertible debt	-	-
Weighted average common shares outstanding – diluted	17,097,863	15,600,000

Basic loss per share	$(0.02)	$(0.04)
Diluted loss per share	$(0.02)	$(0.04)

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

The consolidated financial statements of the Company are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation,” codified with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency consolidated financial statements into U.S. dollars are included in determining comprehensive income. At December 31, 2014 and December 31, 2013, the cumulative translation adjustments of $220,392 and $225,423, respectively, were classified as items of accumulated other comprehensive income in the stockholders’ equity section of the balance sheet. For the years ended December 31, 2014 and 2013, other comprehensive income (loss) was ($5,031) and $13,517, respectively.

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the consolidated financial statements were as follows:  As of December 31, 2014 and December 31, 2013, the Company used the period-end rates of exchange for assets and liabilities of $1 to RMB6.2067 and $1 to RMB6.054, respectively. For the years ended December 31, 2014 and 2013, the Company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1 to RMB6.1618 and $1 to RMB6.1492, respectively. The Company used historical rates for equity.

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

4.      SIGNIFICANT CONCENTRATIONS

Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist of cash and accounts receivable as of December 31, 2014 and 2013. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

The major part of the Company’s cash at December 31, 2014 and 2013 is maintained at one financial institution in the PRC which does not provide insurance for amounts on deposit.  The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

Geographic Concentration

For the years ended December 31, 2014 and 2013 the Company’s sales were mainly made to customers located in the PRC. In addition, total accounts receivables as of December 31, 2014 and 2013 also arose from customers located in the PRC.

All net assets of the Company are also located in the PRC.

Customer Concentration

In 2009, the Company changed its sales strategy by switching the focused product in the market. This change resulted in concentration on certain customers for the Company’s sales. The following table sets forth information as to the revenue derived from those customers that accounted for more than 10% of our revenue for the years ended December 31, 2014 and 2013:

	For the Year Ended		For the Year Ended
	December 31, 2014		December 31, 2013
	Amount	%	Amount	%
Luye Pharma Group Ltd.			$ 443,266	25%
Jiangxi Wanmao Tech Co., Ltd.			230,264	13%
Jianxin Construction Investment Co., Ltd.	$ 102,942	20%
Shanxi Hengsen Grden Design Construction	53,639	10%

5.      ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	December 31	December 31
	2014	2013
Accounts receivable	$268,604	$459,163
Less: Allowance for doubtful accounts	(107,930)	(110,465)
Accounts receivable, net	$160,674	$348,698

Bad debt expense was $9,276 and $106,219 for the years ended December 31, 2014 and 2013, respectively.

6.      INVENTORIES

Inventories consist of the following:

	December 31	December 31
	2014	2013
Inventories	$2,371,813	$2,261,754
Less: Allowance for obsolescence	(55,100)	(56,490)
Inventories, net	$2,316,713	$2,205,264

7.      PREPAYMENT

As of December 31, 2014 and 2013, the Company made prepayment for rental of land, purchase of vehicle, and advance to suppliers for $86,043 and $66,756, respectively.

8.      PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31	December 31
	2014	2013
Buildings	$92,195	$79,578
Machinery and equipment	12,264	11,522
Transportation equipment	94,683	97,071
Office equipment	20,964	20,550

Construction in progress	1,242	-
Total	221,348	208,721
Less: Accumulated depreciation	(133,711)	(120,223)
Property, plant, and equipment, net	$87,637	$88,498

The depreciation was $16,799 and $14,610 for the years ended December 31, 2014 and 2013, respectively. They are broken down as follows:

	For the Years Ended
	December 31,
	2014	2013
Cost of goods	$7,415	$6,735
Operating expenses	9,384	7,875
Total	$16,799	$14,610

9.      INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31	December 31
	2014	2013
Land use right	$11,762	$12,058
Less: Accumulated amortization	(2,565)	(2,385)
Intangible assets, net	$9,197	$9,673

The amortization for land use right was $240 and $241 for the years ended December 31, 2014 and 2013, respectively. They are broken down as follows:

	For the Years Ended
	December 31,
	2014	2013

Cost of goods	$240	$241
Operating expenses	-	-
Total	$240	$241

As of December 31, 2013, land use right of the Company, was pledged as collateral under certain loan agreements (see Note 10)

10.      SHORT-TERM LOANS

Short-term loans consist of the following:

December 31, 2014

	Loan Amount	Duration	Annual Interest Rate	Collateral
Agricultural Development Bank of China-Hanzhong Branch	$-	2009.9.8-2010.9.7	8.58%	737 mu (491,357.9 square meters) of forest land use right
Loans from nonfinancial institutions and individuals	1,047,771
Total short-term loans	$1,047,771

December 31, 2013

	Loan Amount	Duration	Annual Interest Rate	Collateral
Agricultural Development Bank of China-Hanzhong Branch	$532,048	2009.9.8-2010.9.7	8.58%	737 mu (491,357.9 square meters) of forest land use right
Loans from nonfinancial institutions and individuals	544,048
Total	$1,076,096

Interest expense for short-term loans was $206,273 and $182,934 for the years ended December 31, 2014 and 2013, respectively.

On November 5, 2014, the Company paid off principle of loan from Agricultural Development Bank of China. The Bank agreed to waive the unpaid interest. $51,594 of interest incurred before 2014 was waived and booked as other income for the year ended December 31, 2014.

Forest land use right secured for short-term loans is use right of 737 MU (491,357.9 square meters) forest land granted from government with carrying value as the followings:

	December 31	December 31
	2014	2013
Land use right	$-	$354

Loans from nonfinancial institutions and individuals are made for the Company’s operational need. The loans are unsecured, and have no fixed terms of repayment, and are therefore deem payable on demand. The interest rates for loans to nonfinancial institutions and individuals are from 10%~60%.

11.      LONG-TERM LOANS

Long-term loans consist of the following:

December 31, 2014

	Loan Amount	Duration	Annual Interest Rate	Collateral
The Bureau of Finance of Chenggu County	$80,597	2006.3.9 - 2010.11.30	2.40%	Credit Loan
Less: principal due within one year	(80,597)
Total, net	$-

December 31, 2013

	Loan Amount	Duration	Annual Interest Rate	Collateral
The Bureau of Finance of Chenggu County	$82,630	2006.3.9 - 2010.11.30	2.40%	Credit Loan
Less: principal due within one year	(82,630)
Total, net	$-

Total Interest expense for long-term loans was $1,948 and $1,952 for the years ended December 31, 2014 and 2013, respectively.

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

On August 20, 2014, $600,000 convertible promissory note as well as accrued interest of $251,836 was converted into 4,080,000 common shares.

For the years ended December 31, 2014 and 2013, the interest expense for this note was $77,973 and $100,000, respectively.

13.      GERNERAL AND ADMINISTRATIVE

For the years ended December 31, 2014 and 2013, the amount of general and administrative expenses mainly composed of the following events:

	For the Years Ended
	December 31,
	2014	2013
Office expense	$17,815	$17,564
Salary and welfare	79,095	68,730
Employee insurance	32,332	30,223
Audit and accounting	41,000	43,307
Legal service fee	30,000	30,000
Entertainment fee	19,231	16,538
Depreciation expense	7,415	7,875
Bad debt expense	9,276	106,219
Others	107,577	106,462
Total	$343,741	$426,918

14.      CHINA CONTRIBUTION PLAN

Full time employees of the Company participate in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company’s subsidiaries to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly basic compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations. The Company has no further commitments beyond its monthly contribution. For the years ended December 31, 2014 and 2013, the total provisions for such employee benefits were $32,332 and $30,223, respectively.

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

The Company has no United States corporate income tax liability as of December 31, 2014 and 2013.

17.      RELATED PARTY TRANSACTION

All transactions associated with the following companies or individuals are considered to be related party transactions.

Name	Relationship

Hanzhong Bashan God Grass Biological Development Co., Ltd.	A company controlled by relative of Hengtai's CEO
Yang, Yung Li	*Previous owner of Hengtai
Shau, Jen Heng	*Previous owner and CEO of Hengtai
Qinba Taxus Association	An organization controlled by the Company
Liu, Sheng Li	Chairman, President and Director,

*In September 2010, Xian Qiying Bio-Tech Limited acquired 100% capital of Hengtai from previous owners.

Due to related parties

	December 31	December 31
Name	2014	2013
Yang, Yung Li	$104,179	$79,426
Shau, Jen Heng	810	53,028
Qinba Taxus Association	322	330
Liu, Shengli	179,500	128,500
Total	$284,811	$261,284

"Due to related parties" represents loans payable that are unsecured, and have no fixed terms of repayment, and are therefore deem payable on demand. Due to related parties is subject to interest rate from 8%~15%.

Interest expense for related party loans was $14,903 and $11,373 for the years ended December 31, 2014 and 2013, respectively.

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

Loss Contingencies

The Company guarantees a loan of Hanhuang group, related party of Shau, Jen Heng. On December 31, 2014 and 2013, balance of the loan, including interest payable is $537,521 and $551,079, respectively. The loan was due on July 1, 2013 and Hanhuang Group has not made any payment. The contingent loss was accrued in 2013 since it is probable the liability has been incurred.

19.      OPERATING LEASE COMMITMENT

The Company leases land under operating leases which are for 3~30 years and, expire beginning on April 30, 2011. The rents were $25,059 and $28,714 for the years ended December 31, 2014 and 2013, respectively.

They are broken down as follows:

	For the Years Ended
	December 31,
	2014	2013
Cost of goods	$25,059	$28,714
Operating expenses	-	-
Total	$25,059	$28,714

Future minimum lease payments for operating leases with initial or remaining noncancelable terms in excess of one year are as follows:

Year ending December 31,
2015	$83,964
2016	76,414
2017	78,773
2018	53,885
2019	53,885
$346,921