Form 10-Q
period 2015-03-31
CHINA FORESTRY INC
filed 2015-05-19
CIK 805729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of May 16, 2015,  19,680,007 shares of common stock.

CHINA FORESTRY, INC.

FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2015

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
PART II - OTHER INFORMATION ITEM 1. LEGAL PROCEEDINGS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6 - EXHIBITS

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$37,008	4,688
Accounts receivable, net (Note 5)	172,594	160,674
Other receivables	118,198	48,139
Inventories (Note 6)	2,299,488	2,316,713
Prepayment (Note 7)	64,156	86,043
Due from related parties (Note 16)	14,072	-
Total Current Assets	2,705,516	2,616,257

Property, plant and equipment, net (Note 8)	90,569	87,637
Intangible assets (Note 9)	9,146	9,197
Total Assets	$2,805,231	2,713,091

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term loans (Note 10)	$1,170,617	1,047,771
Accounts payable	3,138	11,367
Other payables	612,553	494,320
Due to related parties (Note 16)	267,896	284,811
Accrued expenses	225,650	234,478
Interest payable	403,106	392,542
Advance from customers	17,521	19,276
Long-term loans due within one year (Note 11)	80,677	80,597
Total Current Liabilities	2,781,158	2,565,162
Convertible promissory note-shareholders (Note 12)	400,000	400,000
Contingent obligations (Note 18)	538,054	537,521
Total Liabilities	3,719,212	3,502,683

Shareholders' Deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
0 shares issued and outstanding	-	-
Common stock, $0.01 par value; 20,000,000 shares authorized,
19,680,000 shares issued and outstanding	196,800	196,800
Additional Paid-in Capital	2,172,804	2,172,804
Accumulated Deficit	(3,503,406)	(3,379,588)
Accumulated other comprehensive income	219,821	220,392
Shareholders' Deficit	(913,981)	(789,592)
Total Liabilities and Shareholders' Deficit	$2,805,231	2,713,091

See Notes to Consolidated Financial Statements

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2015	2014

Revenue
Net sales	$141,005	$173,313

Cost of Goods Sold	(105,684)	(166,563)
Gross Profit	35,321	6,750

Operating Expenses
Selling expenses	34,786	28,156
General and administrative expenses (Note 13)	71,638	74,303
Total operating expenses	106,424	102,459
Loss from operations	(71,103)	(95,709)

Other Income (Expenses)
Interest expense	(85,881)	(77,520)
Other income	34,367	43,770
Other loss	(1,201)	(1,105)
Total other income (expenses)	(52,715)	(34,855)

Loss before income taxes	(123,818)	(130,564)
Income taxes	-	-
Net Loss	$(123,818)	$(130,564)

Net Loss per share - basic	$(0.01)	$(0.01)
Weighted average shares outstanding- basic	19,680,000	15,600,000

Net Loss per share - diluted	$(0.00)	$(0.01)
Weighted average shares outstanding- diluted	19,680,000	15,600,000

Comprehensive loss
Net loss	$(123,818)	$(130,564)
Other comprehensive income (loss) - Foreign currency translation adjustment	(571)	(5,692)

Comprehensive loss	$(124,389)	$(136,256)

See Notes to Consolidated Financial Statements.

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2015		2014

Operating Activities:
Net loss	$(123,818)		$(130,564)
Adjustments to reconcile income to net cash provided by operations
Depreciation	4,132		4,434
Provision for bad debts	4,776		688
Amortization of intangible assets	59		61
Loss on disposal of property, plant and equipment	1,201		1,105
Changes in operating assets and liabilities:
Accounts receivable, net	(8,678)		126,890
Other receivables	(78,077)		(15,195)
Inventories	17,225		72,213
Prepayment	21,887		31,019
Accounts payable	(8,228)		(39,511)
Other payables	118,232		(31,666)
Accrued expenses	(8,829)		(27,595)
Interest payable	10,565		29,048
Advance from customers	(1,755)		41,577
Contingent obligations	-		-
Net cash provided by (used in) operating activities	(51,308)		62,504

Investing Activities
Purchase of properties, plant and equipment	(8,162)		(2,131)
Proceeds from disposal of properties, plant and equipments	-		229
Loan made to related parties	-		-
Proceeds from repayment of loan made to related parties	-		-
Net cash used in investing activities	(8,162)		(1,902)

Financing Activities
Proceeds from short-term and long-term loans	122,926		-
Proceeds from related parties	5,000		-
Repayment to related parties	(35,987)		(5,077)
Repayment of loans	-		(9,354)
Proceeds from capital contribution	-		-
Net cash provided by (used in) financing activities	91,939		(14,431)

Effect of exchange rate changes on cash	(149)		(17,590)

Increase in cash and cash equivalents	32,320	#	28,581
Cash and cash equivalents at beginning of period	4,688		23,347
Cash and cash equivalents at end of period	$37,008		$51,928

Supplemental disclosure of cash flow information
Interest paid	$75,263		$40,640
Income taxes paid	$-		$-

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

2.      GOING CONCERN

As reflected in the accompanying financial statements, the Company has accumulated deficits of $3,503,406 at March 31, 2015. The Company’s owners have funded the losses and cash shortfalls allowing management to develop sales and contingency plans. The Company is also arranging for additional funding. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.      Basis of Preparation

The accompanying financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("US GAAP").  All significant intercompany accounts and transactions have been eliminated in consolidation.

b.      Interim Financials

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto contained in its report on Form 10-K for the year ended December 31, 2014.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at March 31, 2015, and the results of its operations and cash flows for the three month periods ended March 31, 2015 and 2014. The results of operations for the period ended March 31, 2015 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

q.      Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period.  Diluted loss per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  At March 31, 2015 and 2014, the Company has an outstanding convertible debenture that is convertible into 2,720,000 and 6,800,000 shares of common stock. The potential dilution associated with convertible debt was excluded from the calculation for the three months ended March 31, 2015 and 2014 as it will create an anti-dilutive effect. The basic and diluted loss per share for the three months ended March 31, 2015 and 2014 as follows:

	For the Three Months Ended
	March 31,
	2015	2014
Numerator
Net loss	$(123,818)	$(130,564)
Net loss without convertible interest expense	$(113,955)	$(105,906)
Denominator
Weighted average common shares outstanding – basic	19,680,000	15,600,000
Dilution associated with convertible debt	-	-
Weighted average common shares outstanding – diluted	19,680,000	15,600,000

Basic loss per share	$(0.006)	$(0.008)
Diluted loss per share	$(0.006)	$(0.008)

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

The consolidated financial statements of the Company are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation,” codified with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency consolidated financial statements into U.S. dollars are included in determining comprehensive income. At March 31, 2015 and December 31, 2014, the cumulative translation adjustments of $219,821 and $220,392, respectively, were classified as items of accumulated other comprehensive income in the stockholders’ equity section of the balance sheet. For the three months ended March 31, 2015 and 2014, other comprehensive income (loss) was ($571) and ($5,692), respectively.

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the consolidated financial statements were as follows:  As of March 31, 2015 and December 31, 2014, the Company used the period-end rates of exchange for assets and liabilities of $1 to RMB6.2005 and $1 to RMB6.2067, respectively. For the three months ended March 31, 2015 and 2014, the Company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1 to RMB6.2359 and $1 to RMB6.1015, respectively. The Company used historical rates for equity.

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

4.      SIGNIFICANT CONCENTRATIONS

Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist of cash and accounts receivable as of March 31, 2015 and December 31, 2014. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

The major part of the Company’s cash at March 31, 2015 and December 31, 2014 is maintained at one financial institution in the PRC which does not provide insurance for amounts on deposit.  The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

Geographic Concentration

For three months ended March 31, 2015 and 2014 the Company’s sales were mainly made to customers located in the PRC. In addition, total accounts receivables as of March 31, 2015 and December 31, 2014 also arose from customers located in the PRC.

All net assets of the Company are also located in the PRC.

Customer Concentration

In 2009, the Company changed its sales strategy by switching the focused product in the market. This change resulted in concentration on certain customers for the Company’s sales. The following table sets forth information as to the revenue derived from those customers that accounted for more than 10% of our revenue for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended		For the Three Months Ended
	March 31, 2015		March 31, 2014
	Amount	%	Amount	%
Hanzhong City Forestry Administration	$15,979	11%	$ 18,275	11%
Liu Qingli	23,909	17%	17,724	10%
Binjiang Rd. Construction Department	23,071	16%
Xianghe Forestry			20,305	12%

5.      ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	March 31	December 31
	2015	2014
Accounts receivable	$277,370	$268,604
Less: Allowance for doubtful accounts	(104,776)	(107,930)
Accounts receivable, net	$172,594	$160,674

Bad debt expense was $4,776 and $688 for the three months ended March 31, 2015 and 2014, respectively.

6.      INVENTORIES

Inventories consist of the following:

	March 31	December 31
	2015	2014
Inventories	$2,354,643	$2,371,813
Less: Allowance for obsolescence	(55,155)	(55,100)
Inventories, net	$2,299,488	$2,316,713

7.      PREPAYMENT

As of March 31, 2015 and December 31, 2014, the Company made prepayment for rental of land, purchase of vehicle, and advance to suppliers for $64,156 and $86,043, respectively.

8.      PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment consist of the following:

	March 31	December 31
	2015	2014
Buildings	$101,521	$92,195
Machinery and equipment	12,277	12,264
Transportation equipment	94,777	94,683
Office equipment	19,685	20,964
Construction in progress	-	1,242
Total	228,260	221,348

Less: Accumulated depreciation	(137,691)	(133,711)
Property, plant, and equipment, net	$90,569	$87,637

The depreciation was $4,132 and $4,434 for the three months ended March 31, 2015 and 2014, respectively. They are broken down as follows:

	For the Three Months Ended
	March 31,
	2015	2014
Cost of goods	$2,474	$2,435
Operating expenses	1,658	1,999
Total	$4,132	$4,434

9.      INTANGIBLE ASSETS

Intangible assets consist of the following:

	March 31	December 31
	2015	2014
Land use right	$11,773	$11,762
Less: Accumulated amortization	(2,627)	(2,565)
Intangible assets, net	$9,146	$9,197

The amortization for land use right was $59 and $61 for the three months ended March 31, 2015 and 2014, respectively. They are broken down as follows:

	For the Three Months Ended
	March 31,
	2015	2014

Cost of goods	$59	$61
Operating expenses	-	-
Total	$59	$61

10.      SHORT-TERM LOANS

Short-term loans are loans from nonfinancial institutions and individuals. As of March 31, 2015 and December 31, 2014, short-term loans are $1,170,617 and 1,047,711, respectively.

Interest expense for short-term loans was $73,371 and $49,092 for the three months ended March 31, 2015 and 2014, respectively.

Loans from nonfinancial institutions and individuals are made for the Company’s operational need. The loans are unsecured, and have no fixed terms of repayment, and are therefore deem payable on demand. The interest rates for loans to nonfinancial institutions and individuals are from 10%~60%.

11.      LONG-TERM LOANS

Long-term loans consist of the following:

March 31, 2015

	Loan Amount	Duration	Annual Interest Rate	Collateral
The Bureau of Finance of Chenggu County	$80,677	2006.3.9 - 2010.11.30	2.40%	Credit Loan
Less: principal due within one year	(80,677)
Total, net	$-

December 31, 2014

	Loan Amount	Duration	Annual Interest Rate	Collateral
The Bureau of Finance of Chenggu County	$80,597	2006.3.9 - 2010.11.30	2.40%	Credit Loan
Less: principal due within one year	(80,597)
Total, net	$-

Total Interest expense for long-term loans was $481 and $492 for the three months ended March 31, 2015 and 2014, respectively.

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

On September 15, 2012, $400,000 convertible promissory note as well as associated accrued interest was transferred to 8 individuals, 7 of whom were not the Company’s shareholders as of March 31, 2015. On March 31, 2015, $50,000 and $350,000 convertible promissory note are held by one shareholder and 7 non-shareholders, respectively.

On August 20, 2014, $600,000 convertible promissory note as well as associated accrued interest was converted 4,080,000 common shares.

For the three months ended March 31, 2015 and 2014, the interest expense for this note was $9,863 and $24,658, respectively.

13.      GERNERAL AND ADMINISTRATIVE

For the three months ended March 31, 2015 and 2014, the amount of general and administrative expenses mainly composed of the following events:

	For the Three Months Ended
	March 31,
	2015	2014
Office expense	$2,542	$3,823
Salary and welfare	9,267	19,409
Employee insurance	8,461	7,679
Audit and accounting	5,000	5,983
Legal service fee	7,500	7,500
Entertainment fee	8,254	1,975
Depreciation expense	1,658	1,999
Bad debt expense	4,776	688
Others	24,180	25,247
Total	$71,638	$74,303

14.      CHINA CONTRIBUTION PLAN

Full time employees of the Company participate in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company’s subsidiaries to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly basic compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations. The

Company has no further commitments beyond its monthly contribution. For the three months ended March 31, 2015 and 2014, the total provisions for such employee benefits were $8,461 and $7,679, respectively.

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

16.      RELATED PARTY TRANSACTION

All transactions associated with the following companies or individuals are considered to be related party transactions.

Name	Relationship

Hanzhong Bashan God Grass Biological Development Co., Ltd.	A company controlled by relative of Hengtai's CEO
Yang, Yung Li	*Previous owner of Hengtai
Shau, Jen Heng	*Previous owner and CEO of Hengtai
Qinba Taxus Association	An organization controlled by the Company
Liu, Sheng Li	Chairman, President and Director,

*In September 2010, Xian Qiying Bio-Tech Limited acquired 100% capital of Hengtai from previous owners.

Due to related parties

	March 31	December 31
Name	2015	2014
Yang, Yung Li	$83,073	$104,179
Shau, Jen Heng	-	810
Qinba Taxus Association	323	322
Liu, Shengli	184,500	179,500
Total	$267,896	$284,811

"Due to related parties" represents loans payable that are unsecured, and have no fixed terms of repayment, and are therefore deem payable on demand. Due to related parties is subject to interest rate from 8%~15%.

Interest expense for related party loans was $2,165 and $3,278 for the three months ended March 31, 2015 and 2014, respectively.

Due from related parties

	March 31	December 31
Name	2015	2014
Shao, Jen Heng	$14,072	$-

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

Loan to Officer

The Company made a loan to Shau, Jen Heng, CEO of Hengtai and $14,072 was outstanding on March 31, 2015. Section 402 of the Sarbanese-Oxley Act of 2002 prohibits loans or the extension of credit to officers and directors of a publicly traded company or any of its subsidiaries. The Company is currently in contravention of these provisions and might face possible regulatory action by the SEC.

18.      OPERATING LEASE COMMITMENT

The Company leases land under operating leases which are for 3~30 years and, expire beginning on April 30, 2011. The rents were $16,350 and $25,307 for the three months ended March 31, 2015 and 2014, respectively.

They are broken down as follows:

	For the Three Months Ended
	March 31,
	2015	2014
Cost of goods	$16,350	$25,307
Operating expenses	-	-
Total	$16,350	$25,307

Future minimum lease payments for operating leases with initial or remaining noncancelable terms in excess of one year are as follows:

Year ending December 31,
2015	$84,048
2016	76,490
2017	78,851
2018	53,938
2019	53,938
$347,265

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

Results of Operations

For the three months ended March 31, 2015 Compared to the three months ended March 31, 2014

For the Three Months ended March 31	2015	2014
Net Sales	$141,005	$173,313
Cost of Goods Sold	$(105,684)	$(166,563)
Operating Expenses	$106,424	$102,459
Other Income (Expenses)	$(52,715)	$(34,855)
Income Taxes	$-	$-
Net Income	$(123,818)	$(130,564)

Net Sales

We had net sales of $141,005 for the three months ended March 31, 2015 and $173,313 for the three months ended March 31, 2014. Our sales decreased by $32,308 or approximately 19%, the lower sales in 2015 is due to poor market condition in PRC.

Cost of Goods Sold and Gross Profit

For the three months ended March 31, 2015 and 2014, cost of goods sold amounted to $105,684 and $166,563. Gross profit for the three months ended March 31, 2015 was $35,321 as compared to $6,750 for the three months ended March 31, 2014. The gross margin percentage for the three months ended March 31, 2015 and 2014 were approximately 25.5% and 3.9%. The gross margin is much higher because of a specific greening project performed in Yang County in first quarter of 2014. This project is subject to a lower profit margin. Inventories are stated at the lower of cost, as determined on a standard cost basis, or net present value.

Operating Expenses

For the three months ended March 31, 2015, total operating expenses were $106,424 as compared to $102,459 for the three months ended March 31, 2014, an increase of $3,965, or approximately 3.9%. The selling expenses increased because the Company increased its spending in advertisement budget. The general and administrative expenses decrease as result of lower employees’ salary and welfare expenses.

The breakdown of the operating expenses as follows:

For the Three months ended March 31	2015	2014
Selling Expenses	$34,786	$28,156
General and Administrative Expenses	$71,638	$74,303
Total Operating Expenses	$106,424	$102,459

The breakdown of the general and administrative expenses as follows:

	For the Three months ended
	March 31,
	2015	2014
Office expense	$2,542	$3,823
Salary and welfare	9,267	19,409
Employee insurance	8,461	7,679
Audit and accounting	5,000	5,983
Legal service fee	7,500	7,500
Entertainment fee	8,254	1,975
Depreciation expense	1,658	1,999
Bad debt expense	4,776	688
Others	24,180	25,247
Total	$71,638	$74,303

Other Income (Expenses)

Our other income (expenses) during the three months ended March 31, 2015 amounted to $(52,715) as compared to $(34,855) for the same period in 2014. The result was mainly due to higher interest expense for the three months ended March 31, 2015. The interest expenses were $85,881 and $77,520 for the three months ended March 31, 2015 and 2014, respectively. The increase of interest expense resulted from higher outstanding balance and higher interest rate on the short-term loans.

Net Loss

Net loss was $123,818 for the three months ended March 31, 2015, as compared to a net loss of $130,564 for the same period in 2014. The decrease of net loss was due to higher gross margin.

Liquidity and Capital Resources

At March 31, 2015, we had cash and cash equivalents of $37,008.

Working Capital

	At March31, 2015	At December 31, 2014
Current assets	$2,705,516	$2,616,257
Current liabilities	2,781,158	2,565,162
Working capital (deficit)	$(75,642)	$51,095

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2015 was $51,308 as compared to net cash provided by operating activities $62,504 for the three months ended March 31, 2014.

For the three months ended March 31, 2015, we had net loss of $123,818. Our inventories decreased by $17,225, accounts payable decreased by $8,228, accounts receivable increased by $8,678, prepayments decreased by $21,887, other receivables increased by $78,077, interest payable increased by $10,565, accrued liabilities and other current liabilities increased by $107,648, offset by non-cash items such as depreciation and amortization of $4,191 and bad debts provision of $4,776.

For the three months ended March 31, 2014, we had net loss of $(130,564). Our inventories decreased by $72,213, accounts payable decreased by $39,511, accounts receivable increased by $126,890, prepayments decreased by $31,019, other receivables increased by $15,195, interest payable increased by $29,048, accrued liabilities and other current liabilities decreased by $17,684, offset by non-cash items such as depreciation and amortization of $4,495 and bad debts provision of $688.

Investing Activities

Net cash used in investing activities for the three months year ended March 31, 2015 was $8,162 as compared to net cash used in investing activities of $1,902 for the three months ended March 31, 2014.

For the three months ended March 31, 2015, we spent $8,162 in acquisitions of properties, plant and equipment.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2015 was $91,939. We have repaid $35,987 to our related parties. We also borrowed $122,926 in short term loans as well as $5,000 from our related parties.

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

Related Parties Transactions

We have historically funded our cash needs through a series of debt transactions, primarily with related parties. Amounts due to related parties as of March 31, 2015 and December 31, 2014 were $267,896 and $284,811, respectively.

Interest expense for related party loans was $2,165 and $3,278 for the three months ended March 31, 2015 and 2014, respectively.

.

On August 20, 2014, $600,000 convertible promissory note as well as accrued interest of $251,836 was converted into 4,080,000 common shares.

The Company made a loan to Shau, Jen Heng, CEO of Hengtai and $14,072 was outstanding on March 31, 2015. Section 402 of the Sarbanese-Oxley Act of 2002 prohibits loans or the extension of credit to officers and directors of a publicly traded company or any of its subsidiaries. The Company is currently in contravention of these provisions and might face possible regulatory action by the SEC.

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

During the three months ended March 31, 2015, our management identified a material weakness in our controls and procedures regarding our failure to timely prevent loan transactions made to related parties in violation of Section 402 of the Sarbanes-Oxley Act of 2002 (“Section 402”).

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2015, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) were not effective to ensure that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required due to the deficiency described above.

Changes in internal control over financial reporting

During the quarter ended March 31, 2015, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. However, our management is currently seeking resolutions to improve our controls and procedures in an effort to remediate the deficiency described above.

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

101

The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA FORESTRY, INC.

(Registrant)

May 18, 2015	/s/ Shuncheng Ma
Shuncheng Ma
Chief Financial Officer
(Principal Accounting Officer)