Form 10-K/A
period 2014-12-31
CHINA FORESTRY INC
filed 2015-08-13
CIK 805729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Amendment No.1 to

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

CHINA FORESTRY, INC.

Date : August 12, 2015	By:	/s/ Yueping Li
Yueping Li
Chief Executive Officer

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