Form 10-Q
period 2015-06-30
CHINA FORESTRY INC
filed 2015-08-24
CIK 805729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2015

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of August 18, 2015,  19,680,007 shares of common stock.

CHINA FORESTRY, INC.

FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2015

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
PART II - OTHER INFORMATION ITEM 1. LEGAL PROCEEDINGS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6 - EXHIBITS

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$47,158	4,688
Accounts receivable, net (Note 5)	153,255	160,674
Other receivables	112,736	48,139
Inventories (Note 6)	2,276,181	2,316,713
Prepayment (Note 7)	42,531	86,043
Other receivables-related parties (Note 16)	34,725	-
Total Current Assets	2,666,586	2,616,257

Property, plant and equipment, net (Note 8)	92,777	87,637
Intangible assets (Note 9)	9,089	9,197
Total Assets	$2,768,452	2,713,091

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term loans (Note 10)	$1,102,202	1,047,771
Accounts payable	5,862	11,367
Other payables	615,246	494,320
Due to related parties (Note 16)	301,649	284,811
Accrued expenses	229,031	234,478
Interest payable	413,625	392,542
Advance from customers	103,026	19,276
Long-term loans due within one year (Note 11)	80,699	80,597
Total Current Liabilities	2,851,340	2,565,162
Convertible promissory note-shareholders (Note 12)	400,000	400,000
Contingent obligations (Note 17)	538,204	537,521
Total Liabilities	3,789,544	3,502,683

Shareholders' Deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
0 shares issued and outstanding	-	-
Common stock, $0.01 par value; 20,000,000 shares authorized,
19,680,000 shares issued and outstanding	196,800	196,800
Additional Paid-in Capital	2,172,804	2,172,804
Accumulated Deficit	(3,610,505)	(3,379,588)
Accumulated other comprehensive income	219,809	220,392
Shareholders' Deficit	(1,021,092)	(789,592)
Total Liabilities and Shareholders' Deficit	$2,768,452	2,713,091

See Notes to Consolidated Financial Statements

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenue
Net sales	$220,851	$224,638	$361,856	$397,951

Cost of Goods Sold	(169,259)	(148,539)	(274,943)	(315,102)
Gross Profit	51,592	76,099	86,913	82,849

Operating Expenses
Selling expenses	11,620	14,400	46,406	42,556
General and administrative expenses (Note 13)	100,432	81,766	172,070	156,069
Total operating expenses	112,052	96,166	218,476	198,625
Income (Loss) from operations	(60,460)	(20,067)	(131,563)	(115,776)

Other Income (Expenses)
Interest expense	(75,393)	(85,362)	(161,274)	(162,882)
Other income	28,757	85,351	63,124	129,121
Other loss	(3)	12	(1,204)	(1,093)
Total other income (expenses)	(46,639)	1	(99,354)	(34,854)

Income (Loss) before income taxes	(107,099)	(20,066)	(230,917)	(150,630)
Income taxes	-	-	-	-
Net Income (Loss)	$(107,099)	$(20,066)	$(230,917)	$(150,630)

Net Loss per share - basic	$(0.01)	$(0.00)	$(0.01)	$(0.01)
Weighted average shares outstanding- basic	19,680,000	15,600,000	19,680,000	15,600,000

Net Loss per share - diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)
Weighted average shares outstanding- diluted	19,680,000	15,600,000	19,680,000	15,600,000

Comprehensive Income (loss)
Net income (loss)	$(107,099)	$(20,066)	$(230,917)	$(150,630)
Other comprehensive income (loss) - Foreign currency translation adjustment	(12)	(731)	(583)	(6,423)
Comprehensive income (loss)	$(107,111)	$(20,797)	$(231,500)	$(157,053)

See Notes to Consolidated Financial Statements.

CHINA FORESTRY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30,
	2014	2014

Operating Activities:
Net income (loss)	$(230,917)	$(150,630)
Adjustments to reconcile income to net cash provided by operations
Depreciation	8,318	8,772
Provision (Recovery) for bad debts	4,986	(7,767)
Amortization of intangible assets	119	120
Loss on disposal of property, plant and equipment	1,204	1,093
Changes in operating assets and liabilities:
Accounts receivable, net	10,472	142,294
Other receivables	(72,637)	(302,754)
Inventories	40,533	103,959
Prepayment	43,512	35,454
Accounts payable	(5,504)	(48,017)
Other payables	120,925	3,617
Accrued expenses	17,231	(7,273)
Interest payable	21,083	65,005
Advance from customers	83,750	(10,313)
Net cash provided by (used in) operating activities	43,075	(166,440)

Investing Activities
Purchase of properties, plant and equipment	(14,536)	(2,303)
Proceeds from disposal of properties, plant and equipments	-	227
Loan made to related parties	(34,725)	-
Net cash provided by (used in) investing activities	(49,261)	(2,076)

Financing Activities
Proceeds from short-term and long-term loans	54,431	255,609
Repayment to related parties	(5,840)	(27,232)
Net cash provided by (used in) financing activities	48,591	228,377

Effect of exchange rate changes on cash	65	(17,437)

Increase in cash and cash equivalents	42,470	42,424
Cash and cash equivalents at beginning of period	4,688	23,347
Cash and cash equivalents at end of period	$47,158	$65,771

Supplemental disclosure of cash flow information
Interest paid	$140,071	$90,659
Income taxes paid	$-	$-

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

On May 20, 2011, the Board of Directors of the Company authorized the termination of the VIE Agreements. In connection with the termination of the VIE Agreements, FIHK exercised its rights under the Exclusive Option Agreement to direct Xi’An Qi Ying Bio-

Tech Limited, a company organized and existing under the laws of the People’s Republic of China (“Xi’An Qi Ying”), the indirect wholly owned subsidiary of FIHK, to acquire all of the equity capital of Hengtai.  As a result, Hengtai became an indirect wholly owned subsidiary of FIHK.

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

2.      GOING CONCERN

As reflected in the accompanying financial statements, the Company has accumulated deficits of $3,610,505 at June 30, 2015. The Company’s owners have funded the losses and cash shortfalls allowing management to develop sales and contingency plans. The Company is also arranging for additional funding. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at June 30, 2015, and the results of its operations and cash flows for the six month periods ended June 30, 2015 and 2014. The results of operations for the period ended June 30, 2015 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

q.      Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period.  Diluted loss per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  At June 30, 2015 and 2014, the Company has an outstanding convertible debenture that is convertible into 2,720,000 and 6,800,000 shares of common stock. The potential dilution associated with convertible debt was excluded from the calculation for the six months ended June 30, 2015 and 2014 as it will create an anti-dilutive effect. The basic and diluted loss per share for the six months ended June 30, 2015 and 2014 as follows:

	For the Six Months Ended
	June 30,
	2015	2014
Numerator
Net loss	$(230,917)	$(150,630)
Net loss without convertible interest expense	$(211,081)	$(101,041)
Denominator
Weighted average common shares outstanding – basic	19,680,000	15,600,000
Dilution associated with convertible debt	-	-
Weighted average common shares outstanding – diluted	19,680,000	15,600,000

Basic loss per share	$(0.012)	$(0.010)
Diluted loss per share	$(0.012)	$(0.010)

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

The consolidated financial statements of the Company are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation,” codified with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency consolidated financial statements into U.S. dollars are included in determining comprehensive income. At June 30, 2015 and December 31, 2014, the cumulative translation adjustments of $219,809 and $220,392, respectively, were classified as items of accumulated other comprehensive income in the stockholders’ equity section of the balance sheet. For the six months ended June 30, 2015 and 2014, other comprehensive income (loss) was ($583) and ($6,423), respectively.

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the consolidated financial statements were as follows:  As of June 30, 2015 and December 31, 2014, the Company used the period-end rates of exchange for assets and liabilities of $1 to RMB6.1988 and $1 to RMB6.2067, respectively. For the six months ended June 30, 2015 and 2014, the Company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1 to RMB6.2186 and $1 to RMB6.1670, respectively. The Company used historical rates for equity.

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

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis, which changes guidance related to both the variable interest entity (VIE) and voting interest entity (VOE) consolidation models. With respect to the VIE model, the standard changes, among other things, the identification of variable interests associated with fees paid to a decision maker or service provider, the VIE characteristics for a limited partner or similar entity, and the primary beneficiary determination. With respect to the VOE model, the ASU eliminates the presumption that a general partner controls a limited partnership or similar entity unless the presumption can otherwise be overcome. Under the new guidance, a general partner would largely not consolidate a partnership or similar entity under the VOE model. For the Company, this ASU is effective January 1, 2016, with early adoption permitted. The Company does not have significant involvement with entities subject to consolidation considerations impacted by the VIE model changes or with limited partnerships potentially impacted by the VOE model changes. As a result, the Company does not expect this ASU to have a material impact on the Company’s consolidated results of operations and financial condition.

The Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

4.      SIGNIFICANT CONCENTRATIONS

Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist of cash and accounts receivable as of June 30, 2015 and December 31, 2014. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

The major part of the Company’s cash at June 30, 2015 and December 31, 2014 is maintained at one financial institution in the PRC which does not provide insurance for amounts on deposit.  The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

Geographic Concentration

For six months ended June 30, 2015 and 2014 the Company’s sales were mainly made to customers located in the PRC. In addition, total accounts receivables as of June 30, 2015 and December 31, 2014 also arose from customers located in the PRC.

All net assets of the Company are also located in the PRC.

Customer Concentration

In 2009, the Company changed its sales strategy by switching the focused product in the market. This change resulted in concentration on certain customers for the Company’s sales. The following table sets forth information as to the revenue derived from those customers that accounted for more than 10% of our revenue for the six months ended June 30, 2015 and 2014:

	For the Six Months Ended		For the Six Months Ended
	June 30, 2015		June 30, 2014
	Amount	%	Amount	%
Tian Ye	$110,370	31%
Jianxin Construction Investment Co., Ltd.			$ 102,856	26%

5.      ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	June 30	December 31
	2015	2014
Accounts receivable	$258,258	$268,604
Less: Allowance for doubtful accounts	(105,003)	(107,930)
Accounts receivable, net	$153,255	$160,674

Bad debt expense (recovery income) was $4,986 and $(7,767) for the six months ended June 30, 2015 and 2014, respectively.

6.      INVENTORIES

Inventories consist of the following:

	June 30	December 31
	2015	2014
Inventories	$2,331,351	$2,371,813
Less: Allowance for obsolescence	(55,170)	(55,100)
Inventories, net	$2,276,181	$2,316,713

7.      PREPAYMENT

As of June 30, 2015 and December 31, 2014, the Company made prepayment for rental of land, purchase of vehicle, and advance to suppliers for $42,531 and $86,043, respectively.

8.      PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment consist of the following:

	June 30	December 31
	2015	2014
Buildings	$107,027	$92,195
Machinery and equipment	12,528	12,264
Transportation equipment	94,803	94,683
Office equipment	20,336	20,964
Construction in progress	-	1,242
Total	234,694	221,348

Less: Accumulated depreciation	(141,917)	(133,711)
Property, plant, and equipment, net	$92,777	$87,637

The depreciation was $8,318 and $8,772 for the six months ended June 30, 2015 and 2014, respectively. They are broken down as follows:

	For the Six Months Ended
	June 30,
	2015	2014
Cost of goods	$4,993	$4,816
Operating expenses	3,325	3,956
Total	$8,318	$8,772

9.      INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30	December 31
	2015	2014
Land use right	$11,776	$11,762
Less: Accumulated amortization	(2,687)	(2,565)
Intangible assets, net	$9,089	$9,197

The amortization for land use right was $119 and $120 for the six months ended June 30, 2015 and 2014, respectively. They are broken down as follows:

	For the Six Months Ended
	June 30,
	2015	2014

Cost of goods	$119	$120
Operating expenses	-	-
Total	$119	$120

10.      SHORT-TERM LOANS

Short-term loans are loans from nonfinancial institutions and individuals. As of June 30, 2015 and December 31, 2014, short-term loans are $1,102,202 and 1,047,711, respectively.

Interest expense for short-term loans was $137,726 and $107,455 for the six months ended June 30, 2015 and 2014, respectively.

Loans from nonfinancial institutions and individuals are made for the Company’s operational need. The loans are unsecured, and have no fixed terms of repayment, and are therefore deem payable on demand. The interest rates for loans to nonfinancial institutions and individuals are from 10%~60%.

11.      LONG-TERM LOANS

Long-term loans consist of the following:

June 30, 2015

	Loan Amount	Duration	Annual Interest Rate	Collateral
The Bureau of Finance of Chenggu County	$80,699	2006.3.9 - 2010.11.30	2.40%	Credit Loan
Less: principal due within one year	(80,699)
Total, net	$-

December 31, 2014

	Loan Amount	Duration	Annual Interest Rate	Collateral
The Bureau of Finance of Chenggu County	$80,597	2006.3.9 - 2010.11.30	2.40%	Credit Loan
Less: principal due within one year	(80,597)
Total, net	$-

Total Interest expense for long-term loans was $965 and $973 for the six months ended June 30, 2015 and 2014, respectively.

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

On September 15, 2012, $400,000 convertible promissory note as well as associated accrued interest was transferred to 8 individuals, 7of whom were not the Company’s shareholders as of June 30, 2015. On June 30, 2015, $50,000 and $350,000 convertible promissory note are held by one shareholder and 7 non-shareholders, respectively.

On August 20, 2014, $600,000 convertible promissory note as well as associated accrued interest of $251,836 was converted 4,080,000 common shares.

For the six months ended June 30, 2015 and 2014, the interest expense for this note was $19,836 and $49,589, respectively.

13.      GERNERAL AND ADMINISTRATIVE

For the six months ended June 30, 2015 and 2014, the amount of general and administrative expenses mainly composed of the following events:

	For the Six Months Ended
	June 30,
	2015	2014
Office expense	$9,560	$10,604
Salary and welfare	29,120	30,980
Employee insurance	16,969	15,194
Audit and accounting	10,000	18,027
Legal service fee	15,000	15,000
Entertainment fee	21,458	9,597
Depreciation expense	3,325	3,956
Bad debt expense	4,986	-
Others	61,652	52,711
Total	$172,070	$156,069

14.      CHINA CONTRIBUTION PLAN

Full time employees of the Company participate in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company’s subsidiaries to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly basic compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations. The Company has no further commitments beyond its monthly contribution. For the six months ended June 30, 2015 and 2014, the total provisions for such employee benefits were $16,969 and $15,194, respectively.

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

16.      RELATED PARTY TRANSACTION

All transactions associated with the following companies or individuals are considered to be related party transactions.

Name	Relationship

Hanzhong Bashan God Grass Biological Development Co., Ltd.	A company controlled by relative of Hengtai's CEO
Yang, Yung Li	*Previous owner of Hengtai
Shau, Jen Heng	*Previous owner and CEO of Hengtai
Qinba Taxus Association	An organization controlled by the Company
Liu, Sheng Li	Chairman, President and Director,

*In September 2010, Xian Qiying Bio-Tech Limited acquired 100% capital of Hengtai from previous owners.

Due to related parties

	June 30	December 31
Name	2015	2014
Yang, Yung Li	$99,148	$104,179
Shau, Jen Heng	-	810
Qinba Taxus Association	323	322
Liu, Shengli	202,178	179,500
Total	$301,649	$284,811

"Due to related parties" represents loans payable that are unsecured, and have no fixed terms of repayment, and are therefore deem payable on demand. Due to related parties is subject to interest rate from 8%~15%.

Interest expense for related party loans was $2,747 and $4,865 for the six months ended June 30, 2015 and 2014, respectively.

Due from related parties

	June 30	December 31
Name	2015	2014
Shao, Jen Heng	$34,725	$-

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

Loan to Officer

The Company made a loan to Shau, Jen Heng, CEO of Hengtai and $34,725 was outstanding on June 30, 2015. Section 402 of the Sarbanese-Oxley Act of 2002 prohibits loans or the extension of credit to officers and directors of a publicly traded company or any of its subsidiaries. The Company is currently in contravention of these provisions and might face possible regulatory action by the SEC.

18.      OPERATING LEASE COMMITMENT

The Company leases land under operating leases which are for 3~30 years and, expire beginning on April 30, 2011. The rents were $32,791 and $25,158 for the six months ended June 30, 2015 and 2014, respectively.

They are broken down as follows:

	For the Six Months Ended
	June 30,
	2015	2014
Cost of goods	$32,791	$25,158
Operating expenses	-	-
Total	$32,791	$25,307

Future minimum lease payments for operating leases with initial or remaining noncancelable terms in excess of one year are as follows:

Year ending December 31,
2015	$84,071
2016	76,511
2017	78,873
2018	53,953
2019	53,953
$347,361

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

Results of Operations

For the three months ended June 30, 2015 Compared to the three months ended June 30, 2014

For the Three Months ended June 30	2015	2014
Net Sales	$220,851	$224,638
Cost of Goods Sold	$(169,259)	$(148,539)
Operating Expenses	$112,052	$96,166
Other Income (Expenses)	$(46,639)	$1
Income Taxes	$-	$-
Net Income	$(107,099)	$(20,066)

Net Sales

We had net sales of $220,851 for the three months ended June 30, 2015 and $224,638 for the three months ended June 30, 2014. Our sales decreased by $3,787 or approximately 2%, the lower sales in 2015 is due to poor market condition in PRC.

Cost of Goods Sold and Gross Profit

For the three months ended June 30, 2015 and 2014, cost of goods sold amounted to $169,259 and $148,539. Gross profit for the three months ended June 30, 2015 was $51,592 as compared to $76,099 for the three months ended June 30, 2014. The gross margin percentage for the three months ended June 30, 2015 and 2014 were approximately 23.4% and 33.9%. The gross margin is much lower because Inventories are stated at the higher of cost, as determined on a standard cost basis, or net present value.

Operating Expenses

For the three months ended June 30, 2015, total operating expenses were $112,052 as compared to $96,166 for the three months ended June 30, 2014, an increase of $15,886, or approximately 16.5%. The general and administrative expenses increase as result of increase in employees’ salary and welfare expenses and entertainment fees.

The breakdown of the operating expenses as follows:

For the Three months ended June 30	2015	2014
Selling Expenses	$11,620	$14,400
General and Administrative Expenses	$100,432	$81,766
Total Operating Expenses	$112,052	$96,166

The breakdown of the general and administrative expenses as follows:

	For the Three months ended
	June 30,
	2015	2014
Office expense	$7,018	$6,781
Salary and welfare	19,853	11,571
Employee insurance	8,508	7,515
Audit and accounting	5,000	12,044
Legal service fee	7,500	7,500
Entertainment fee	13,204	7,622
Depreciation expense	1,667	1,957
Bad debt expense	210	(688)
Others	37,472	27,464
Total	$100,432	$81,766

Other Income (Expenses)

Our other income (expenses) during the three months ended June 30, 2015 amounted to $(46,639) as compared to $1 for the same period in 2014. The result was mainly due to contingent loss accrued in 2013. The interest expenses were $75,393 and $85,362 for the three months ended June 30, 2015 and 2014, respectively. The increase of other expenses resulted from lower other income to reduce interest expenses.

Net Income (Loss)

Net loss was $107,099 for the three months ended June 30, 2015, as compared to a net loss of $20,066 for the same period in 2014. The increase of net loss was due to lower sales, and the increase of cost of sales, operating expenses and other expenses.

For the six months ended June 30, 2015 Compared to the six months ended June 30, 2014

For the Six Months ended June 30	2015	2014
Net Sales	$361,856	$397,951
Cost of Goods Sold	$(274,943)	$(315,102)
Operating Expenses	$218,476	$198,625
Other Income (Expenses)	$(99,354)	$(34,854)
Income Taxes	$-	$-
Net Income	$(230,917)	$(150,630)

Net Sales

We had net sales of $361,856 for the six months ended June 30, 2015 and $397,951 for the six months ended June 30, 2014. Our sales decreased by $36,095 or approximately 9%, the lower sales in 2015 is due to poor market condition in PRC.

Cost of Goods Sold and Gross Profit

For the six months ended June 30, 2015 and 2014, cost of goods sold amounted to $274,943 and $315,102. Gross profit for the six months ended June 30, 2015 was $86,913 as compared to $82,849 for the six months ended June 30, 2014. The gross margin percentage for the six months ended June 30, 2015 and 2014 were approximately 24% and 20.8%. The gross margin is much higher because lower sales revenue.

Operating Expenses

For the six months ended June 30, 2015, total operating expenses were $218,476 as compared to $198,625 for the six months ended June 30, 2014, an increase of $19,851, or approximately 10%. The selling expenses increased because the Company increased its spending in advertising and payroll expenses of sales employees. The general and administrative expenses increase as result of increase in entertainment fees.

The breakdown of the operating expenses as follows:

For the Six months ended June 30	2015	2014
Selling Expenses	$46,406	$42,556
General and Administrative Expenses	$172,070	$156,069
Total Operating Expenses	$218,476	$198,625

The breakdown of the general and administrative expenses as follows:

	For the Six months ended
	June 30,
	2015	2014
Office expense	$9,560	$10,604
Salary and welfare	29,120	30,980
Employee insurance	16,969	15,194
Audit and accounting	10,000	18,027
Legal service fee	15,000	15,000
Entertainment fee	21,458	9,597
Depreciation expense	3,325	3,956
Bad debt expense	4,986	-
Others	61,652	52,711
Total	$172,070	$156,069

Other Income (Expenses)

Our other income (expenses) during the six months ended June 30, 2015 amounted to $(99,354) as compared to $(34,854) for the same period in 2014. The result was due to lower other income in 2014. The interest expenses were $161,274 and $162,882 for the six months ended June 30, 2015 and 2014, respectively.

Net Income (Loss)

Net loss was $230,917 for the six months ended June 30, 2015, as compared to a net loss of $150,630 for the same period in 2014. The increase of net loss was due to higher operating expenses and other expenses.

Liquidity and Capital Resources

At June 30, 2015, we had cash and cash equivalents of $47,158.

Working Capital

	At June 30, 2015	At December 31, 2014
Current assets	$2,666,586	$2,616,257
Current liabilities	2,851,340	2,565,162
Working capital (deficit)	$(184,754)	$51,095

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2015 was $43,075 as compared to net cash used in operating activities $166,440 for the six months ended June 30, 2014.

For the six months ended June 30, 2015, we had net loss of $230,917. Our inventories decreased by $40,533, accounts payable decreased by $5,504, accounts receivable decreased by $10,472, prepayments decreased by $43,512, other receivables increased by $72,637, interest payable increased by $21,083, accrued liabilities and other current liabilities increased by $221,906, offset by non-cash items such as depreciation and amortization of $8,437, bad debts provision of $4,986, and $1,204 loss on disposal of fixed assets.

For the six months ended June 30, 2014, we had net loss of $150,630. Our inventories decreased by $103,959, accounts payable decreased by $48,017, accounts receivable decreased by $142,294, prepayments decreased by $35,454, other receivables increased by $302,754, interest payable increased by $65,005, accrued liabilities and other current liabilities decreased by $13,969, offset by non-cash items such as depreciation and amortization of $8,892, bad debts recovery of $7,767, and $1,093 loss on disposal of fixed assets.

Investing Activities

Net cash used in investing activities for the six months year ended June 30, 2015 was $49,261 as compared to net cash used in investing activities of $2,076 for the six months ended June 30, 2014.

For the six months ended June 30, 2015, we spent $14,536 in acquisitions of properties, plant and equipment and lent related parties $34,725.

For the six months ended June 30, 2014, we spent $2,303 in acquisitions of properties, plant and received proceeds of $227 from sale of fixed assets.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2015 was $48,591. We have repaid $5,840 to our related parties. We also borrowed $54,431 in short and long term bank loans.

Net cash provided by financing activities for the six months ended June 30, 2014 was $228,377. We have repaid $27,232 to our related parties. We also borrowed $255,609 in short and long term bank loans.

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

Related Parties Transactions

We have historically funded our cash needs through a series of debt transactions, primarily with related parties. Amounts due to related parties as of June 30, 2015 and December 31, 2014 were $301,649 and $284,811, respectively.

Interest expense for related party loans was $2,747 and $4,865 for the six months ended June 30, 2015 and 2014, respectively.

.

On August 20, 2014, $600,000 convertible promissory note as well as accrued interest of $251,836 was converted into 4,080,000 common shares.

The Company made a loan to Shau, Jen Heng, CEO of Hengtai and $34,725 was outstanding on June 30, 2015. Section 402 of the Sarbanese-Oxley Act of 2002 prohibits loans or the extension of credit to officers and directors of a publicly traded company or any of its subsidiaries. The Company is currently in contravention of these provisions and might face possible regulatory action by the SEC.

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

During the three months ended June 30, 2015, our management identified a material weakness in our controls and procedures regarding our failure to timely prevent loan transactions made to related parties in violation of Section 402 of the Sarbanes-Oxley Act of 2002 (“Section 402”).

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2015, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) were not effective to ensure that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required due to the deficiency described above.

Changes in internal control over financial reporting

During the quarter ended June 30, 2015, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. However, our management is currently seeking resolutions to improve our controls and procedures in an effort to remediate the deficiency described above.

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

101

The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA FORESTRY, INC.

(Registrant)

August 24, 2015	/s/ Shuncheng Ma
Shuncheng Ma
Chief Financial Officer
(Principal Accounting Officer)