Form 10-Q
period 2015-09-30
China Senior Living Industry International Holding Corp
filed 2015-11-16
CIK 805729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 0-25765

China Senior Living Industry International Holding Corporation

(Exact Name of Registrant as Specified in Its Charter)

Nevada	87-0429748
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

No.28, Xi Hua South Rd., High-Tech Zone, Xian Yang City, Shaanxi Province, PRC	712000
(Address of Principal Executive Offices)	(ZIP Code)

(011) (86) 29-33257666

(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 19,680,007 as of November 16, 2015.

Throughout this Quarterly Report on Form 10-Q, the "Company", "we," "us," and "our," refer to China Senior Living Industry International Holding Corporation, a Nevada corporation, unless otherwise indicated or the context otherwise requires.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  The statements herein which are not historical reflect our current expectations and projections about the Company's future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and our interpretation of what we believe to be significant factors affecting our business, including many assumptions about future events.  Such forward-looking statements include statements regarding, among other things:

●	our ability to produce, market and generate sales of our products and services;

●	our ability to develop and/or introduce new products and services;

●	our projected future sales, profitability and other financial metrics;

●	our future financing plans;

●	our anticipated needs for working capital;

●	the anticipated trends in our industry;

●	our ability to expand our sales and marketing capability;

●	acquisitions of other companies or assets that we might undertake in the future;

●	competition existing today or that will likely arise in the future; and

●	other factors discussed elsewhere herein.

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words "may," "should," "will," "plan," "could," "target," "contemplate," "predict," "potential," "continue," "expect," "anticipate," "estimate," "believe," "intend," "seek," or "project" or the negative of these words or other variations on these or similar words.  Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including the ability to raise sufficient capital to continue the Company's operations.  These statements may be found under Part I, Item 2—"Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as elsewhere in this Quarterly Report on Form 10-Q generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, matters described in this Quarterly Report on Form 10-Q.

In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Quarterly Report on Form 10-Q will in fact occur.

Potential investors should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q.  Such statements are presented only as a guide about future possibilities and do not represent assured events, and we anticipate that subsequent events and developments will cause our views to change.  You should, therefore, not rely on these forward-looking statements as representing our views as of any date after the date of this Quarterly Report on Form 10-Q.

This Quarterly Report on Form 10-Q also contains estimates and other statistical data prepared by independent parties and by us relating to market size and growth and other data about our industry. These estimates and data involve a number of assumptions and limitations, and potential investors are cautioned not to give undue weight to these estimates and data. We have not independently verified the statistical and other industry data generated by independent parties and contained in this Quarterly Report on Form 10-Q. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk.

Potential investors should not make an investment decision based solely on our projections, estimates or expectations.

4

PART I.

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

China Senior Living Industry International Holding Corporation

(f/k/a China Forestry, Inc.)

Unaudited Condensed Consolidated Financial Statements

September 30, 2015 and December 31, 2014

(Stated in U.S. Dollars)

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

China Senior Living Industry International Holding Corporation

(f/k/a China Forestry, Inc.)

We have reviewed the accompanying interim condensed consolidated balance sheets of China Senior Living Industry International Holding Corporation (f/k/a China Forestry, Inc.) ("the Company") as of September 30, 2015 and December 31, 2014, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2015 and 2014, and condensed consolidated statements of cash flows for the nine-month periods then ended. These interim condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

San Mateo, California	WWC, P.C.
November 15, 2015	Certified Public Accountants

China Senior Living Industry International Holding Corporation (f/k/a China Forestry, Inc.)

Consolidated Balance Sheets

As of September 30, 2015 and December 31, 2014

(Stated in U.S. Dollars)

	9/30/2015	12/31/2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$116,827	$186,607
Related party receivable	752,278	599,495
Total current assets	869,105	786,102

Non-current asset
Intangible asset	362	-
TOTAL ASSETS	$869,467	$786,102

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accrued liabilities	$85,518	$246,583
Note payable	-	400,000
Related party advances	1,664	8,386
Related party payable	202,178	179,500
TOTAL LIABILITIES	$289,360	$834,469

COMMITMENTS AND CONTINGENCIES

Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000
Shares authorized; 0 shares issued and outstanding	$-	$-
Common stock, $0.001 par value; 200,000,000
Shares authorized, 19,680,000 shares issued and
outstanding as of September 30, 2015 and December 31, 2014.	19,680	19,680
Shares to be issued	1,321,684	837,684
Additional paid in capital	(1,285,364)	(1,285,364)
Statutory reserve	26,000	26,000
Accumulated other comprehensive income	924	28,945
Retained earnings	497,183	324,688
Total Stockholders' equity/(deficiency)	$580,107	$(48,367)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$869,467	$786,102

See Accompanying Notes to the Financial Statements and Accountant's Report

China Senior Living Industry International Holding Corporation (f/k/a China Forestry, Inc.)

Consolidated Statements of Income and Comprehensive Income

For the three-month and nine-month periods ended September 30, 2015 and 2014

(Stated in U.S. Dollars)

	Three months ended		Nine months ended
	9/30/2015	9/30/2014	9/30/2015	9/30/2014

Revenues	$136,138	$132,631	$397,897	$390,708
Cost of revenues	102,223	64,512	272,941	230,590
Gross profit	33,915	68,119	124,956	160,118

Operating expenses
General and administrative expenses	9,187	13,279	41,172	40,400

Operating income	24,728	54,840	83,784	119,718

Other income/(expense)
Other income	118,520	-	118,520	-
Interest expense	(9,972)	(18,302)	(29,808)	(67,891)
Total other income/(expense)	108,548	(18,302)	88,712	(67,891)

Earnings before tax	133,276	36,538	172,496	51,827

Income tax	-	-	-	-

Net income/(loss)	$133,276	$36,538	$172,496	$51,827

Other comprehensive income/(loss):
Foreign currency translation gain/(loss)	(34,473)	(23,338)	(28,021)	(4,309)
Comprehensive income	$98,803	$13,200	$144,475	$47,518

Earnings per share
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	$0.00	$0.00	$0.00	$0.00

Weighted average number of Common shares outstanding
Basic	56,000,007	50,742,446	56,000,007	49,680,920
Diluted	56,000,007	53,462,446	56,000,007	52,400,920

See Accompanying Notes to the Financial Statements and Accountant's Report

China Senior Living Industry International Holding Corporation (f/k/a China Forestry, Inc.)

Consolidated Statements of Cash Flows

For the nine-month period ended September 30, 2015 and 2014

(Stated in U.S. Dollars)

	9/30/2015	9/30/2014

Cash flows from operating activities
Net income/(loss)	$172,496	$51,827
Increase in related party receivable	(177,648)	(238,648)
(Decrease)/increase in accrued liabilities	(76,083)	126,545
Decrease in related party advances	(6,641)	(416)
Net cash used in operating activities	(87,876)	(60,692)

Cash flows from investing activities
Purchase of intangible asset	(373)	-
Net cash used in investing activities	(373)	-

Cash flows from financing activities
Increase in related party payable	22,678	46,000
Net cash provided by financing activities	22,678	46,000

Net decrease of cash and cash equivalents	(65,571)	(14,692)

Effect of foreign currency translation on cash and cash equivalents	(4,209)	(593)

Cash and cash equivalents – beginning of year	186,607	87,580
Cash and cash equivalents – end of year	$116,827	$72,295

Supplementary cash flow information:
Interest received	$-	$-
Interest paid	$-	$-
Income tax paid	$-	$-

Supplementary disclosure of non-cash activities:
a.) In 2014, the Company issued 4,080,000 shares of common stock as a result of conversion of note payable in the amount of $600,000 in principal and $251,836 in accrued interest.

b.) In 2015, the Company approved to issue 2,720,000 shares of common stock as a result of conversion of note payable in the amount of $400,000 in principal and $84,800 in accrued interest.

See Accompanying Notes to the Financial Statements and Accountant's Report

China Senior Living Industry International Holding Corporation (f/k/a China Forestry, Inc.)

Notes to Condensed Financial Statements

As of and for the nine-month period ended September 30, 2015

(Stated in U.S. Dollars)

1. ORGANIZATION, BASIS OF PRESENTATION, AND PRINCIPAL ACTIVITIES

(a)	Organization history

China Senior Living Industry International Holding Corporation (the "Company"), formerly known as China Forestry, Inc., was incorporated under the laws of the State of Nevada on January 13, 1986 under the name of Patriot Investment Corporation. The Company engaged in the business of plantation and sale of garden plants.

On July 15, 2010, the Company entered into a Share Exchange with Financial International (Hong Kong) Holdings Co. Limited ("FIHK").

From April 1, 2010 to May 20, 2011, FIHK had a series of contractual arrangements with Hanzhong Hengtai Bio-Tech Limited ("Hengtai"), a company organized and existing under the laws of the People's Republic of China that is engaged in the plantation and sale of garden plants used for landscaping, including Chinese Yew, Aesculus, Dove Tree and Dendrobium.

On May 20, 2011, FIHK exercised its rights under the Exclusive Option Agreement to direct Xi'an Qi Ying Bio-Tech Limited, a company organized and existing under the laws of the People's Republic of China ("Xi'an Qi Ying"), the indirect wholly owned subsidiary of FIHK, to acquire all of the equity capital of Hengtai. The Exclusive Option Agreement was exercised in a manner that the shareholders of Hengtai transferred all of their equity capital in Hengtai to Xi'an Qi Ying. At or about the same time, Spone Limited, a company organized and existing under the laws of the Hong Kong SAR of the People's Republic of China ("Spone"), acquired all of the capital stock of Xi'an Qi Ying, so that it became a direct wholly owned subsidiary of Spone. FIHK then acquired all of the capital stock of Spone, so that it became a direct wholly owned subsidiary of FIHK. As a result, Hengtai became an indirect wholly owned subsidiary of FIHK and also accordingly became the indirect wholly owned subsidiary of us.

On June 15, 2012, the Company effected a 1-for-10 reverse stock split of the Company's issued and outstanding shares of common stock. The par value and number of authorized shares of the common stock remained unchanged. All references to number of shares and per share amounts included in these consolidated financial statements and the accompanying notes have been adjusted to reflect the reverse stock split retroactively.

On September 8, 2015, the Company changed its name from China Forestry, Inc. to China Senor Living Industry International Holding Corporation.

On September 29, 2015, Xi'an Qi Ying entered into a set of VIE Agreements with Shaanxi Yifuge Investments and Assets Co, Ltd ("YFG") and YFG became the Company's affiliated operating company in China. As consideration for the entry of the VIE agreement, the Company will issue 33,600,000 shares of common stock to Jingcao Wu. As a result, YFG became a variable interest entity ("VIE") and was included in the consolidated group.

The transaction between Xi'an Qi Ying and YFG has been accounted for as a recapitalization of YFG where the Company (the legal acquirer) is considered the accounting acquiree and YFG (the legal acquiree) is considered the accounting acquirer. As a result of this transaction, the Company is deemed to be a continuation of the business of YFG. Accordingly, the financial data included in the accompanying consolidated financial statements for all periods prior to September 29, 2015 is that of the accounting acquirer, YFG. The historical stockholders' equity of the accounting acquirer prior to the share exchange has been retroactively restated as if the transaction occurred as of the beginning of the first period presented.

China Senior Living Industry International Holding Corporation (f/k/a China Forestry, Inc.)

Notes to Condensed Financial Statements

As of and for the nine-month period ended September 30, 2015

(Stated in U.S. Dollars)

On September 29, 2015, the Board of Director also approved the transfer of Xi'an Qi Ying's equity ownership in Hengtai to Zhenheng Shao, Zhenzhong Shao, and Yongli Yang.

As a result, we ceased the business of plantation and sale of garden plants and became engaged in senior living and senior care business through YFG.

(b)	Basis of presentation

The Company's consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP").

This basis of accounting differs in certain material respects from that used for the preparation of the books of account of the Company's principal subsidiaries, which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises with limited liabilities established in the People's Republic of China ("PRC") or in the accounting standards used in the places of their domicile. The accompanying consolidated financial statements reflect necessary adjustments not recorded in the books of account of the Company's subsidiaries to present them in conformity with US GAAP.

(c)	Principal activities

The Company is engaged in rendering management services to senior homes by providing healthcare, medical staff, meal preparation, and general care for the elderly in Xianyang City, Shaanxi Province, People's Republic of China.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Method of Accounting

The Company maintains its general ledger and journals with the accrual method accounting for financial reporting purposes. The financial statements and notes are representations of management. Accounting policies adopted by the Company conform to generally accepted accounting principles in the United States of America and have been consistently applied in the presentation of financial statements, which are compiled on the accrual basis of accounting.

(b)	Principles of consolidation

The accompanying consolidated financial statements which include the Company, its wholly owned subsidiaries, FIHK, Spone, Qi Ying, and its variable interest entity, YFG, are compiled in accordance with generally accepted accounting principles in the United States of America. All significant inter-company accounts and transactions have been eliminated in consolidation. In accordance with FASB ASC 810, Consolidation of Variable Interest Entities, variable interest entities, or VIEs, are generally entity that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. In connection with the adoption of this ASC 810, the Company concludes that YFG is a VIE and Qi Ying is the primary beneficiary. The financial statements of YFG are then consolidated with Qi Ying's financial statements.

China Senior Living Industry International Holding Corporation (f/k/a China Forestry, Inc.)

Notes to Condensed Financial Statements

As of and for the nine-month period ended September 30, 2015

(Stated in U.S. Dollars)

As of September 30, 2015, the detailed identities of the consolidating subsidiaries are as follows:

	Place of	Attributable	Registered
Name of Company	incorporation	equity interest %	capital

Financial International (Hong Kong)	Hong Kong	100%	HKD
Holdings Company Limited			10,000,000

Spone Limited	Hong Kong	100%	HKD 1

Xi'an Qi Ying Bio-Tech Limited ("Qi Ying")	PRC	100%	RMB 50,000

Shaanxi Yifuge Investments and	PRC	Variable Interest Entity, with	RMB
Assets Co, Ltd.		Qi Ying as the primary beneficiary	3,000,000

(c)	Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from those estimates.

(d)	Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

(e)	Revenue recognition

The Company records revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

The Company's revenue consists of management services rendered to senior homes. Service revenue is recognized when the service is performed.

(f)	Cost of revenue

The cost for providing management services is comprised of direct labor wages and purchasing cost of food for preparing meals for the seniors.

China Senior Living Industry International Holding Corporation (f/k/a China Forestry, Inc.)

Notes to Condensed Financial Statements

As of and for the nine-month period ended September 30, 2015

(Stated in U.S. Dollars)

(g)	General & administrative expenses

General and administrative expenses include general overhead such as the office rental and utilities.

(h)	Income taxes

The Company accounts for income tax using an asset and liability approach and allows for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future realization is uncertain.

The Company has implemented ASC Topic 740, "Accounting for Income Taxes." Income tax liabilities computed according to the People's Republic of China (PRC) tax laws are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of fixed assets and intangible assets for financial and tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future income taxes. A valuation allowance is created to evaluate deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize that tax benefit, or that future realization is uncertain.

Effective January 1, 2008, PRC government implemented a new 25% tax rate across the board for all enterprises regardless of whether domestic or foreign enterprise without any tax holiday which is defined as "two-year exemption followed by three-year half exemption" hitherto enjoyed by tax payers. As a result of the new tax law of a standard 25% tax rate, tax holidays terminated as of December 31, 2007. However, PRC government has established a set of transition rules to allow enterprises that were already participating in tax holidays before January 1, 2008, to continue enjoying the tax holidays until they had been fully utilized.

In order to encourage enterprises to operate senior homes, PRC tax law provides a tax holiday by waiving the income tax for entities operating in this industry. According to the Minfa (2015) No. 33 "Advice to Encourage Private Capital to Participate in the Development of Pension Services", jointly issued by ten ministries which include the Ministry of Civil Affairs and the Ministry of Finance of the People's Republic of China, the Company is entitled to benefit from the sales tax exemption and business tax exemption policy. As such, the Company is not subject to income tax as of September 30, 2015.

(i)	Earnings per share

Basic earnings per share is computed on the basis of the weighted average number of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of common stock and common stock equivalents outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

China Senior Living Industry International Holding Corporation (f/k/a China Forestry, Inc.)

Notes to Condensed Financial Statements

As of and for the nine-month period ended September 30, 2015

(Stated in U.S. Dollars)

Dilution is computed by applying the treasury stock method for options and warrants. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

(j)	Statutory reserves

Statutory reserves are referring to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations. The Company transferred $- and $14,024 from retained earnings to statutory reserves for the nine months period ended September 30, 2015 and the year ended December 31, 2014, respectively. PRC laws prescribe that an enterprise operating at a profit, must appropriate, on an annual basis, an amount equal to 10% of its profit. Such an appropriation is necessary until the reserve reaches a maximum that is equal to 50% of the enterprise's PRC registered capital.

(k)	Foreign currency translation

The accompanying financial statements are presented in United States dollars. The functional currencies of the Company are the Renminbi (RMB) and the Hong Kong Dollars (HKD). The financial statements are translated into United States dollars from the functional currencies at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	9/30/2015	12/31/2014	9/30/2014

Period end/Year end RMB:	6.3538	6.1385	6.1534
US$ exchange rate

Average period/yearly RMB:	6.1606	6.1432	6.1457
US$ exchange rate

Period end/Year end HKD:	7.7499	7.7556	7.7649
US$ exchange rate

Average period/yearly HKD:	7.7527	7.7544	7.7540
US$ exchange rate

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US Dollars at the rates used in translation.

China Senior Living Industry International Holding Corporation (f/k/a China Forestry, Inc.)

Notes to Condensed Financial Statements

As of and for the nine-month period ended September 30, 2015

(Stated in U.S. Dollars)

(l)	Financial Instruments

The Company's financial instruments, including cash and equivalents, accounts and other receivables, accounts and other payables, accrued liabilities and short-term debt, have carrying amounts that approximate their fair values due to their short maturities. ASC Topic 820, "Fair Value Measurements and Disclosures," requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, "Financial Instruments," defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.
•

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, "Distinguishing Liabilities from Equity," and ASC 815.

As of September 30, 2015 and December 31, 2014, the Company did not identify any assets and liabilities whose carrying amounts were required to be adjusted in order to present them at fair value.

At December 31, 2014:
	Quoted in	Significant Other
	Active Markets		Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$186,607	$-	$-	$186,607
Total financial assets	$186,607	$-	$-	$186,607

At September 30, 2015:
	Quoted in	Significant Other
	Active Markets		Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$116,827	$-	$-	$116,827
Total financial assets	$116,827	$-	$-	$116,827

(m)	Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

China Senior Living Industry International Holding Corporation (f/k/a China Forestry, Inc.)

Notes to Condensed Financial Statements

As of and for the nine-month period ended September 30, 2015

(Stated in U.S. Dollars)

(n)	Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements. The Company's current component of other comprehensive income includes the foreign currency translation adjustment and unrealized gain or loss.

The Company uses FASB ASC Topic 220, "Reporting Comprehensive Income". Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except the changes in paid-in capital and distributions to stockholders due to investments by stockholders. Comprehensive income for the periods ended September 30, 2015 and December 31, 2014 included net income and foreign currency translation adjustments.

(o)	Subsequent Events

The Company evaluated for subsequent events through the issuance date of the Company's financial statements.

(p)	Unaudited Interim Financial Information

These unaudited interim condensed financial statements have been prepared in accordance with GAAP for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

(q)	Recent accounting pronouncements

In January 2015, The FASB issued ASU No. 2015-01, "Income Statement—Extraordinary and Unusual Items (Subtopic 225-20)".This Update eliminates from GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement—Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. Paragraph 225-20-45-2 contains the following criteria that must both be met for extraordinary classification:

1.)

Unusual nature. The underlying event or transaction should possess a high degree of abnormality and be of a type clearly unrelated to, or only incidentally related to, the ordinary and typical activities of the entity, taking into account the environment in which the entity operates.

2.)

Infrequency of occurrence. The underlying event or transaction should be of a type that would not reasonably be expected to recur in the foreseeable future, taking into account the environment in which the entity operates.

China Senior Living Industry International Holding Corporation (f/k/a China Forestry, Inc.)

Notes to Condensed Financial Statements

As of and for the nine-month period ended September 30, 2015

(Stated in U.S. Dollars)

If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item.

The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities.

The Company has adopted ASU No. 2015-01 prospectively and has applied it to the presentation of the financial statements.

In September 2015, the FASB issued ASU 2015-16, the guidance eliminates the requirement to restate prior period financial statements for measurement period adjustments following a business combination. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The prior period impact of the adjustment should be either presented separately on the face of the income statement or disclosed in the notes.

The Company is currently evaluating the impact the pronouncement will have on the Company's consolidated financial statements.

As of September 30, 2015, there are no other recently issued accounting standards not yet adopted that would or could have a material effect on the Company's financial statements.

China Senior Living Industry International Holding Corporation (f/k/a China Forestry, Inc.)

Notes to Condensed Financial Statements

As of and for the nine-month period ended September 30, 2015

(Stated in U.S. Dollars)

3. EARNINGS PER SHARE

	Nine months ended
	9/30/2015	9/30/2014
Basic Earnings Per Share:
Numerator:
Net income used in computing basic earnings per share	$172,496	$51,827

Denominator:
Weighted average common shares outstanding	56,000,007	49,680,920
Basic earnings per share:	$0.00	$0.00

Diluted Earnings Per Share:
Numerator:
Net income used in computing diluted Earnings per share	$172,496	$51,827

Denominator:
Weighted average common shares outstanding	56,000,007	52,400,920
Diluted earnings per share	$0.00	$0.00

4. RELATED PARTY RECEIVABLES

Related party receivables consisted of the following as of September 30, 2015 and December 31, 2014:

	9/30/2015	12/31/2014

Wu, Jing Meng	$752,278	$599,495

Related party receivable represented advances made by the Company to Mr. Wu, the deputy general manager of the Company. The funds will be used by Mr. Wu to pay for construction of a second senior home in Xianyang City, Shaanxi Province. The Company will provide management services to this new senior home after the construction is completed. The receivable had no impact on earnings. The balance of related party receivables is unsecured, interest-free and has no fixed terms of repayment. It is neither past due nor impaired. Management believes the amounts are recoverable.

China Senior Living Industry International Holding Corporation (f/k/a China Forestry, Inc.)

Notes to Condensed Financial Statements

As of and for the nine-month period ended September 30, 2015

(Stated in U.S. Dollars)

5. NOTE PAYABLE

On July 15, 2010, the Company issued a convertible promissory note in the amount of $1,000,000 to FIHK's prior shareholders to execute the Shares Exchange Agreement between the Company and FIHK. The outstanding principal amount of this Note, together with all accrued and unpaid interest due thereunder, is convertible into Six Million and Eight Hundred Thousand (6,800,000) shares of the Company's common stock. The note bears a 10% annual interest rate and its principal and accrued interest are due on June 3, 2015 or on such earlier date that the note is converted.

On September 15, 2012, the note holder ("original holder") transferred $400,000 of the convertible promissory note and the related interests to 8 individuals ("new holders"), 5 of whom were not the Company's shareholders as of September 30, 2015.

On August 20, 2014, the original holder converted $600,000 of the convertible promissory note and the related interests of $251,836 into 4,080,000 common shares.

On September 29, 2015, the new holders converted $400,000 of the convertible promissory note and the related interest of 84,000 into 2,720,000 common shares. Any accrued and unpaid interests not converted are waived by the new holders.

For the nine months ended September 30, 2015 and 2014, the interest expense for this note was $29,808 and $67,891, respectively.

6. RELATED PARTY ADVANCES

Related party advances consisted of the following as of September 30, 2015 and December 31, 2014:

	9/30/2015	12/31/2014

Xianyang Yifuge Senior Home	$1,664	$8,386

Related party advances represented advances received in connection with services that have not yet been rendered to Xianyang Yifuge Senior Home but are expected to be in the future. Xianyang Yifuge Senior Home is controlled by the management of the Company.

7. RELATED PARTY PAYABLE

Related party payable consisted of the following as of September 30, 2015 and December 31, 2014:

	9/30/2015	12/31/2014

Liu, Shengli	$202,178	$179,500

China Senior Living Industry International Holding Corporation (f/k/a China Forestry, Inc.)

Notes to Condensed Financial Statements

As of and for the nine-month period ended September 30, 2015

(Stated in U.S. Dollars)

Mr. Liu, Shengli is the Chairman, President, and Director of the company. From time to time, Mr. Liu paid all necessary overseas consulting and advising fees, lawyer fees, and accounting fees on behalf of the company. The loan is unsecured and have no fixed terms of repayment, and are therefore deem payable on demand.

8. LEASE COMMITMENTS

On January 4, 2013, the Company entered into an operating lease agreement with a related party leasing for office space located in Xianyang City, Shaanxi Province. The lease expires on January 4, 2018. As of September 30, 2015 and December 31, 2014, the Company had commitments for future minimum lease payments under a non-cancelable operating lease as follows:

Period	9/30/2015	12/31/2014

2015	$788	$3,128
2016	3,153	3,128
2017	3,153	3,128
Total	$7,094	$9,384

9. CONCENTRATIONS AND RISKS

A.    Concentration

As of September 30, 2015, the Company had one client which represented 100% of the revenue. The client is a related party. The related party is controlled by the management of the Company.

B.     Economic and Political Risks

The Company's operations are mainly conducted in the PRC. Accordingly, the Company's business, financial condition, and results of operations may be influenced by changes in the political, economic, and legal environments in the PRC.

The Company's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

10. SEGMENT INFORMATION

For nine months ended September 30, 2015 and 2014, all revenues of the Company represented the provision of management services to senior homes. No financial information by business segment is presented. Furthermore, as all revenues are derived from the PRC, no geographic information by geographical segment is presented.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the results of our operations and financial condition should be read in conjunction with our consolidated financial statements and the related notes thereto, which appear elsewhere in this Quarterly Report on Form 10-Q. Except for the historical information contained herein, the following discussion, as well as other information in this report, contain "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. Forward-looking statements are based on information we have when those statements are made or management's good faith belief as of that time with respect to future events. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the "Forward-Looking Statements" set forth elsewhere in this Quarterly Report on Form 10-Q.

Description of Business

The Company was incorporated in Nevada on January 13, 1986. On September 29, 2015, the Company's indirectly wholly-owned subsidiary Xi'An Qi Ying Bio-Tech Limited ("Qi Ying") entered into a series of various interest entity ("VIE") agreements with Shaanxi Yifuge Investments and Assets Co, Ltd ("Yifuge"), and accordingly, Yifuge became our affiliated operating company in China. As consideration, we issued 33,600,000 shares of common stock to Jingcao Wu, who is the control person and owner of Yifuge and the Company's current chief executive officer. On September 29, 2015, our board of directors approved the transfer of Qi Ying's equity ownership in Hanzhong Hengtai Bio-Tech Limited ("Hengtai") to three individuals, Zhenheng Shao, Zhenguo Shao and Yongli Yang. Upon the completion of this equity transfer, Hengtai is no longer our indirectly wholly-owned subsidiary in China, and we ceased the business of plantation and sale of garden plants through Hengtai and became engaged in senior living and senior care business through Yifuge.

We mainly engage in the business of operating senior living facilities in Xianyang City, a part of Xi'an Metropolitan Area in Shaanxi Province, People's Republic of China (or "China" or "PRC"), out of our single location with the ability to serve 400 residents. We offer our residents access to a full continuum of services across all sectors of the senior living industry. We generate our revenues from private customers, which limits our exposure to government reimbursement risk. In addition, we control the operating economics of our facilities through property ownership and long-term leases. We believe we operate in the attractive sectors of the senior living industry in China with significant opportunities to increase our revenues through providing a combination of housing, hospitality services and health care services.

We plan to grow our revenue and operating income through a combination of: (i) organic growth in our existing portfolio; (ii) acquisitions of additional operating companies and facilities; and (iii) the realization of economies of scale. Given the size and breadth of our basic platform, we believe that we are well positioned to invest in a broad spectrum of assets in the senior living industry.

We believe that the senior living industry is the preferred alternative to meet the growing demand for a cost-effective residential setting in which to care for the elderly who cannot, or as a lifestyle choice choose not to, live independently due to physical or cognitive frailties and who may, as a result, require assistance with some of the activities of daily living or the availability of nursing or other medical care. Housing alternatives for seniors include a broad spectrum of senior living service and care options, including independent living, assisted living, memory care and skilled nursing care. More specifically, senior living consists of a combination of housing and the availability of 24-hour a day personal support services and assistance with certain activities of daily living.

Subsequent Events

The Company has evaluated subsequent events through the issuance of the consolidated financial statements and no subsequent events were identified that required adjustment to a disclosure in the consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as required under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of September 30, 2015, the Company's management carried out an evaluation, under the supervision and with the participation of the Company's chief executive officer and chief financial officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2015.  The Company does not have a chief financial officer that is familiar with the accounting and reporting requirements of a U.S. publicly-listed company, nor does it have a financial staff with accounting and financial expertise in U.S. generally accepted accounting principles ("US GAAP") reporting. In addition, the Company does not believe it has sufficient documentation concerning its existing financial processes, risk assessment and internal controls. There are also certain deficiencies in the design or operation of the Company's internal control over financial reporting that has adversely affected its disclosure controls that may be considered to be "material weaknesses."

We plan to designate individuals responsible for identifying reportable developments and to implement procedures designed to remediate the material weakness by focusing additional attention and resources on our internal accounting functions. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

There have been no material changes for the risk factors disclosed in the "Risk Factors" section of our current report on Company's Form 8-K filed on October 13, 2015.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

As described under Part I, Item 2—"Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report, on September 29, 2015, Qi Ying entered into a series of VIE agreements with Yifuge and Yifuge became our affiliated operating company in China. As consideration, we issued 33,600,000 shares of common stock to Jingcao Wu, who is the control person and owner of Yifuge and the Company's current chief executive officer.

On September 29, 2015, our board of directors approved the transfer of Qi Ying's equity ownership in Hengtai to three individuals, Zhenheng Shao, Zhenguo Shao and Yongli Yang. The transfer of Hengtai's equity ownership is due to the reasons that Hengtai's business operations were limited to the plantation and sale of garden plants and its business performance was not ideal in the recent years. Upon the completion of this equity transfer, Hengtai is no longer our indirectly wholly-owned subsidiary in China.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Senior Living Industry International Holding Corporation

November 16, 2015	By:	/s/ Jingcao Wu
Jingcao Wu
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Liping Cui
Liping Cui
Chief Financial Officer
(Principal Financial and Accounting Officer)

