Form 10-Q/A
period 2015-09-30
China Senior Living Industry International Holding Corp
filed 2015-11-20
CIK 805729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

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

EXPLANATORY NOTE

This Amendment No. 1 (this "Amendment") on Form 10-Q/A amends and restates the Quarterly Report on Form 10-Q filed by the registrant with the Securities and Exchange Commission (the "SEC") on November 16, 2015 (the "Original 10-Q"). Readers should therefore read and rely on this Amendment in lieu of the Original 10-Q.

This Amendment continues to speak as of the date of the Original 10-Q and does not reflect events occurring after the filing of the Original 10-Q. Currently dated Exhibits 31.1, 31.2, 32.1 and 32.2 are included in this Amendment.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements.  The statements herein which are not historical reflect our current expectations and projections about the Company's future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and our interpretation of what we believe to be significant factors affecting our business, including many assumptions about future events.  Such forward-looking statements include statements regarding, among other things:

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the results of our operations and financial condition should be read in conjunction with our consolidated financial statements and the related notes thereto, which appear elsewhere in this Quarterly Report on Form 10-Q. Except for the historical information contained herein, the following discussion, as well as other information in this report, contain "forward-looking statements," which are based on information we have when those statements are made or management's good faith belief as of that time with respect to future events. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the "Forward-Looking Statements" set forth elsewhere in this Quarterly Report on Form 10-Q.

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

Results of Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

The following table summarizes the results of our operations during the three month periods ended September 30, 2015 and 2014, respectively and provides information regarding the dollar and percentage increase or (decrease) from the three month period ended September 30, 2015 compared to the three month period ended September 30, 2014.

(All amounts, other than percentages, stated in U.S. dollar)

			Increase/ (Decrease) ($)	Increase/ (Decrease) (%)
	Three months ended September 30,
(In Thousands of U.S. Dollars)	2015	2014
Net revenues	136,138	132,631	3,507	2.64%
Cost of revenues	102,223	64,512	37,711	58.46%
Gross profit	33,915	68,119	(34,204)	(50.21)%
Operating expenses	-	-
Selling and marketing expenses	-	-
General and administrative expenses	9,187	13,279	(4,092)	(30.82)%
Operating Income	24,728	54,840	(30,112)	(54.91)%
Net income	133,276	36,538	96,738	264.76%

Revenue

Net Revenues . Our net revenue for the three months ended September 30, 2015 amounted to $ 136,138 , which represents an increase of $3,507 , or 2.64%, from the three month period ended on September 30, 2014, in which our net revenue was $ 132,631 .

Cost of Revenues.  During the three months ended September 30, 2015, we experienced a n increase in cost of revenue of $ 37,771 , in comparison to the three months ended September 30, 2014, from approximately $ 64,512 to $ 102,223 , reflecting an increase of approximately 58.46%.

Gross Profit . Our gross profit for the three months ended September 30, 2015 amounted to $ 33,915 , which represents a decrease of approximately $ 34,204 , or 50.21%, from the three month period ended on September 30, 2014, in which our gross profit was $ 68,119 .

Operating Expenses

Selling and Marketing Expenses . There were no selling and marking expenses incurred in 2015 and 2014.

General and Administrative Expenses.  We experienced a decrease in general and administrative expense of $ 4,092 from approximately $ 13,279 to $ 9,187 for the three months ended September 30, 2015, compared to the same period in 2014.

Income Before Taxation

Income before taxation decrease 30,112 , or 54.91%, to $ 24,728 for the three months ended September 30, 2015 from $ 54,840 for the three months ended September 30, 2014 as a result of increase in cost of revenues.

Income Taxes

There were no income tax expenses incurred in 2015 and 2014.

Net Income

Net income increased $ 96,738 to $133,276 for the three months ended September 30, 2015 from $ 36,538 for the same period of 2014. The increase was attributable to increased other income in the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

The following table summarizes the results of our operations during the nine month periods ended September 30, 2015 and 2014, respectively and provides information regarding the dollar and percentage increase or (decrease) from the nine month period ended September 30, 2015 compared to the nine month period ended September 30, 2014.

(All amounts, other than percentages, stated in U.S. dollar)

			Increase/ (Decrease) ($)	Increase/ (Decrease) (%)
	Nine months ended September 30,
(In Thousands of U.S. Dollars)	2015	2014
Net revenues	397,897	390,708	7,189	1.84%
Cost of revenues	272,941	230,590	42,351	18.37%
Gross profit	124,956	160,118	(35,162)	(21.96)%
Operating expenses
Selling and marketing expenses	-
General and administrative expenses	41,172	40,400	772	1.91%
Operating Income	83,784	119,718	(35,934)	(30.02)%
Net income	172,496	51,827	120,669	232.83%

Revenue

Net revenues . Our net revenue for the nine months ended September 30, 2015 amounted to $ 397,897 , which represents an increase of approximately $ 7,189 , or 1.84%, from the nine month period ended on September 30, 2014, in which our net revenue was $ 390,708 .

Cost of Revenues.  Our cost of revenue for the nine months ended September 30, 2015 amounted to $ 272,941 , which represents an increase of approximately $ 42,351 , or 18.37%, from the nine month period ended on September 30, 2014, in which our cost of revenue was $ 230,590 .

Gross Profit . Our gross profit for the nine months ended September 30, 2015 amounted to $ 124,956 , which represents a decrease of approximately $ 35,162 , or 21.96%, from the nine month period ended on September 30, 2014, in which our gross profit was $ 160,118 .

Operating Expenses

Selling Expenses. There were no selling expenses incurred in 2015 and 2014.

General and Administrative Expenses.  We experienced an increase in general and administrative expense of $ 772 from $ 40,400 to $ 41,172 for the nine months ended September 30, 2015, compared to the same period in 2014.

Income Before Taxation

Income before taxation decreased $ 35,934 , or 30.02%, to $ 83,784 in 2015 from $ 119,718 in 2014 as a result of the increase of cost of sales and operating expenses.

Income Taxes

There were no income tax expenses incurred in 2015 and 2014.

Net Income

Net income increased $ 120,669 , or 232.83% , to $ 172,496 in 2015 from $ 51,827 in 2014 as a result of the increase of other income .

Liquidity and Capital Resources General

At September 30, 2015 and 2014, cash and cash equivalents were $ 116,827 and $ 72,295 , respectively.

Based upon our present plans, we believe that cash on hand, cash flows from operations and funds available under our bank facilities will be sufficient to fund our capital needs for the next twelve (12) months. However, if available liquidity is not sufficient to meet our operating and loan obligations as they come due, our plans include pursuing alternative financing arrangements or reducing expenditures as necessary to meet our cash requirements. However, there is no assurance that we will be able to raise additional capital or reduce discretionary spending to provide liquidity, if needed. Currently, the capital markets for small capitalization companies are difficult. Accordingly, we cannot be sure of the availability or terms of any alternative financing arrangements.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

	For the nine months ended September 30 ,
(in thousands of U.S. dollars)	2015	2014
Net cash flows provided by (used in) operating activities	(87,876)	(60,692)
Net cash flows provided by (used in) investing activities	(373)	-
Net cash flows provided by (used in) financing activities	22,678	46,000
Effect of foreign currency translation on cash and cash equivalents	(4,209)	(593)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2015 was $ 87,876 and net cash used in operating activities for the nine months ended September 30, 2014 was $60,692 . The increase of approximately $ 27,184 in net cash flows used in operating activities resulted primarily from the increase of related party receivables by $ 177,496 in 2015, compared to an increase of $ 81,056 in 2014.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2015 was $373. There were no investing activities in 2014. The increase of approximately $376 in net cash flows used in investing activities resulted primarily from purchase of intangible asset.

Financing Activities

Net cash provided from financing activities for the nine months ended September 30, 2015 was $22,678, and net cash provided from financing activities for the nine months ended September 30, 2014 was $46,000.

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

China Senior Living Industry International Holding Corporation

November 20, 2015	By:	/s/ Jingcao Wu
Jingcao Wu
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Liping Cui
Liping Cui
Chief Financial Officer
(Principal Financial and Accounting Officer)

