Form 10-K
period 2015-12-31
China Senior Living Industry International Holding Corp
filed 2016-03-30
CIK 805729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 0-25765

China Senior Living Industry International Holding Corporation
(Exact name of registrant as specified in its charter)

Nevada	87-0429748
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

No. 28, Xi Hua South Rd., High-tech Zone, Xian Yang City, Shaanxi Province, China	712000
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 011-86-29-33257666

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this From 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

As of March 30, 2016, the registrant had 56,000,007 shares of common stock outstanding.

EXPLANATORY NOTE

As used in this Annual Report, the terms "we," "us," "our," and words of like import, and the "Company" refers to China Senior Living Industry International Holding Corporation and all of our subsidiaries unless the context indicates otherwise.

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements so as to conform these statements to actual results.

In addition, factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as those discussed in other documents we file with the SEC. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I

Item 1. Business

History of the Company

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

As a result of a share exchange, Hong Kong Jin Yuan became our wholly-owned subsidiary, Harbin SenRun (defined below) became our indirect wholly-owned subsidiary, and we succeeded to the business of Harbin SenRun Forestry Development Co., Ltd., a producer of forest products with approximately 1,561 hectares (approximately 3,857 acres) of state forest assets located mainly over the Small Xing An Mountains, Jin Yin County, and the Harbin Wu Chang District of Heilongjiang Province of Northern China ("Harbin SenRun").

Harbin SenRun was founded in 2004. Historically, it had a workforce of approximately 8 full time employees, mainly in sales, administration and in supporting services. It recruited temporary part-time workers to carry out felling, cutting and forestry plantation and protection. Its principal revenue was log sales. However, Harbin Senrun lost its wood-cutting quota for log sales from the Bureau of Forestry of China for the year ended December 31, 2007, and, as a result, did not have any revenues for that period. While Harbin Senrun has applied for a wood cutting quota in subsequent years, it has not been successful in acquiring one.

On December 14, 2010, we simultaneously entered into and closed the transactions contemplated by a Sale and Purchase Agreement with Land Synergy Limited (as Purchaser), a company incorporated in the British Virgin Islands ("Land Synergy") and sold to Land Synergy 100% of the share capital of Hong Kong Jin Yuan, including its wholly-owned subsidiary, Harbin SenRun, for $2,000. As a result, we no longer engage in the timber business operations.

On July 15, 2010, we entered into a share exchange with Financial International (Hong Kong) Holdings Company Limited ("FIHK").

From April 1, 2010 to May 20, 2011, FIHK had a series of contractual arrangements with Hanzhong Hengtai Bio-Tech Limited ("Hengtai"), a company organized and existing under the laws of the People's Republic of China that is engaged in the plantation and sale of garden plants used for landscaping, including Chinese Yew, Aesculus, Dove Tree and Dendrobium.

On May 20, 2011, FIHK exercised its rights under the Exclusive Option Agreement to direct Xi'an Qi Ying Senior Living, Inc., a company organized and existing under the laws of the People's Republic of China (formerly known as Xi'an Qi Ying Bio-tech Limited, "Qi Ying"), the indirect wholly-owned subsidiary of FIHK, to acquire all of the equity capital of Hengtai. The Exclusive Option Agreement was exercised in a manner that the shareholders of Hengtai transferred all of their equity capital in Hengtai to Qi Ying. At or about the same time, Spone Limited, a company organized and existing under the laws of the Hong Kong SAR of the People's Republic of China ("Spone"), acquired all of the capital stock of Qi Ying, so that it became a direct wholly-owned subsidiary of Spone. FIHK then acquired all of the capital stock of Spone, so that it became a direct wholly-owned subsidiary of FIHK. As a result, Hengtai became an indirect wholly owned subsidiary of FIHK and also accordingly became the indirect wholly owned subsidiary of us.

On September 8, 2015, we changed our name from China Forestry Inc. to China Senior Living Industry International Holding Corporation.

On September 29, 2015, Qi Ying entered into a series of variable interest entity (or VIE) agreements (the "VIE Agreements") with Shaanxi Jinjiangshan Senior Living Management Co., Ltd. (formerly known as Shaanxi Yifuge Investments and Assets Co., Ltd., "Shaanxi Jinjiangshan"), a PRC-based company incorporated in November 2011, and Shaanxi Jinjiangshan became our affiliated operating company in China. As consideration for the entry of the VIE Agreements, we issued 33,600,000 shares of common stock to Jincao Wu, who is the control person and owner of Shaanxi Jinjiangshan.

On September 29, 2015, our board of directors (the "Board of Directors") also approved the transfer of Qi Ying's equity ownership in Hengtai to Zhenheng Shao, Zhenguo Shao and Yongli Yang. Upon the completion of this equity transfer, Hengtai is no longer our indirectly wholly-owned subsidiary in China.

As the result, we ceased the business of plantation and sale of garden plants and became engaged in senior living and senior care business through Shaanxi Jinjiangshan.

Our current corporate structure is as follows:

Business Overview

We mainly engage in the business of managing senior living facilities in Xianyang, a part of Xi'an metropolitan area in Shaanxi Province, China. Under a management services agreement with Xianyang Yifuge Elderly Apartment Co., Ltd., a Chinese company wholly-owned by our CEO and director Jincao Wu ("Yifuge Elderly Apartment"), dated as of December 1, 2012, as amended and supplemented by a memorandum of understanding dated December 30, 2015 (the "Management Services Agreement"), we manage Yifuge Elderly Apartment's existing elderly apartments and facilities with the ability to serve 200 residents (the "Legacy Senior Housing Project") and the New Senior Housing Project (as defined below). This agreement is effective for 30 years until December 31, 2045. We have been offering our services to Yifuge Elderly Apartment since the effective date of the Management Services Agreement, and in return, we are paid monthly a management fee generated from assisted living fees and caring fees from the residents of the senior housing projects. These residents are offered access to a full continuum of services across all sectors of the senior living industry. The fact that our management fee is generated from private customers limits our exposure to government reimbursement risk. We believe we are engaged in the attractive sectors of the senior living industry in China with significant opportunities to increase our revenues through effectively manage the elderly apartments and facilities by providing a combination of housing, hospitality services and health care services to the residents.

Since March 2012, Yifuge Elderly Apartment has engaged the Northwestern branch of China Construction Fourth Engineering Division Co., Ltd. as construction company to start a development project for a senior apartment housing complex (the "New Senior Housing Project") with anticipated total costs of RMB 630,000,000 (approximately $96,659,130) on a parcel of 101 mu (approximately 724,770 square feet) at Xianyang National High-tech Industrial Development Zone. This parcel of land was granted rights to use, transfer, lease, and mortgage by the People's Municipal Government of Xianyang to Yifuge Elderly Apartment for the period from October 9, 2012 to June 2062 for the purposes of medical research, healthcare, and charity. The construction of the phase I project has been completed featuring a ten-story efficiency apartment building with 500 beds; an eighteen-story family-based apartment building with 144 households; and a seven-story multi-functional medical building. These buildings are expected to become operational and generate revenues by the end of 2016.

Additionally, we offer free membership subscription for seniors. Currently, we have approximately 2,000 members, most of whom are those who have signed up to be residents of the New Senior Housing Project. As ancillary services provided to our members, since December 2015, we organized three trips and tours for our members to visit Sanya, Hainan Province, a famous and popular coastal destination for relaxation and recreation in China, and we hosted these members in an apartment building leased by Yifuge Elderly Apartment in Sanya. We intend to duplicate this successful model and offer more destinations around China to better serve our members. Internationally, we plan to cooperate with senior service institutions to arrange trips and tours outside of China for our members.

We plan to grow our revenue and operating income through a combination of: (i) organic growth in our existing portfolio; (ii) expanding our business by acquiring operating companies and facilities; and (iii) the realization of economies of scale. Given the size and breadth of our basic platform, we believe that we are well positioned to invest in a broad spectrum of assets in the senior living industry.

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

Our Market

China has now more than 177 million people aged 60 or above, and the number is predicted to reach 450 million by the middle of the century, according to the statistics from China's sixth national census. Marketing to the aging Chinese population is becoming more important today than ever before.

Among the aging Chinese population, about 23.6 million seniors are living alone at home without presence and care from their younger generations. Integrated into the Xi'an metropolitan area, one of the main urban agglomerations in inland China is inhabited by over 7.17 million people. Xianyang's built-up area (BUA) is made of 2 urban districts (Qindu and Weicheng), which house 945,420 inhabitants according to the 2010 census. Just as the rest of China, Xianyang has a rapidly growing senior population. Currently, 10% of Xianyang's population is composed of seniors.

Specialized housing for the elderly is not widespread in China. Facing a rapidly aging population and inadequate infrastructure to meet the projected needs, a few years ago, the Chinese government began encouraging the opening of senior-care facilities in the country. So far, there are only a handful of senior housing facilities operated by foreign companies in major metropolises such as Beijing and Shanghai. There are few comparable housing facilities operating in inland China. We expect a surging demand for service-based senior housing in Xianyang over the decades to come.

In addition, seniors become increasingly wealthier due to the rapid economic growth in China during recent years and have a significant amount of assets generated from savings, pensions and, due to strong national housing markets, the sale of private homes. Children of current seniors in China are the richest generation in China and they are willing to support their parents under the influence of traditional Chinese culture by outsourcing the service to senior care facilities. We believe seniors and their children will increasingly have the ability to afford senior living services.

Our Business Strategy and Business Plan

Our business strategy is to build and provide senior care services utilizing traditional Chinese medicine ("TCM"). We plan to cooperate with the Affiliated Hospital of Shaanxi University of Traditional Chinese Medicine to found a Class III Grade-A (the highest grade according to China's hospital grading management guidelines) branch hospital featuring TCM medical and health care. This branch hospital will aim to provide TCM treatment to the elderly, including acupuncture, massage, and fumigation; to establish specialized outpatient department, and hospitalization and rehabilitation department; and to formulate and promote TCM diagnosis and clinical guidelines for common diseases, frequently-occurring diseases and severe illnesses of the elderly.

We seek to provide TCM services to the elderly by way of medical treatment, rehabilitation, nursing, health care, health management, health monitoring and clinical care. We endeavor to research and develop diversified TCM senior care service packages; establish senior health management database; and carry out onsite examinations, check-ups and health care advisory services.

We also seek to facilitate our senior care services plan by collaborating with public institutions. We intend to guide and help nursing homes and primary medical institutions, provide them with TCM senior care services and corresponding technical and business support, and set up a two-way referral system. We plan to extend professional TCM care training to medical and nursing personnel of rural and community medical clinics, as well as domestic services agencies. Additionally, we plan to educate the elderly for TCM health care knowledge and at-home TCM self-help skills.

Furthermore, we plan to build and operate a service platform, providing medical and health care information and integrating resources such as domestic service companies, community management companies, community and rural primary medical institutions, and nursing homes. With such integration, which is supported by innovative big data and cloud computing technologies, we believe that our platform will operate efficiently and will be able to serve as an "intangible and boundless nursing home" covering comprehensive bases, including life caring, domestic services, meal assistance, medical treatment, health care, rehabilitation, nursing, security assistance, psychological consultation and referral.

Sales and Marketing

We carried out sale and marketing activities solely through our own sales and marketing departments. We do not use any broker or agency to carry out sales and marketing activities.

Our Client

Currently, our services are only offered to one client, Yifuge Elderly Apartment under the Management Services Agreement. Yifuge Elderly Apartment was founded in 2008 owning certain elderly apartments and facilities of approximately 10,000 square meters (approximately 107,639.1 square feet).

Pursuant to the Management Services Agreement, we manage Yifuge Elderly Apartment's Legacy Senior Housing and New Senior Housing Project. The scope of services we are to provide include: (1) suggesting appointment and dismissal of executive officers; (2) managing, training and assessing staff; (3) formulating and implementing various management guidelines; (4) promoting the brand and image of Yifuge Elderly Apartment; (5) establishing and maintaining high quality services to the residents of the elder apartments; and (6) other matters pertaining to the management and marketing of the elderly apartments and facilities.

The term of the Management Services Agreement is 30 years commencing on December 1, 2012 and ending on December 31, 2045, unless terminated by either party earlier. We have been providing our services to Yifuge Elderly Apartment since December 1, 2012, and in return, we are paid a monthly management fee generated from assisted-living fees and caring fees from Yifuge Elderly Apartment's residents. Our revenues from such management fee was $512,964 and $522,551 in the years ended December 31, 2014 and December 31, 2015, respectively. Typically, residents of the elder apartments are senior citizens aged 60 and above who desire or need a more supportive living environment. They generally are first accepted as residents of a retirement centers unit and may later move to an assisted living facility.

Since March 2012, Yifuge Elderly Apartment has engaged the Northwestern branch of China Construction Fourth Engineering Division Co., Ltd. as construction company to start the New Senior Housing Project with anticipated total costs of RMB 630,000,000 (approximately $96,659,130) in a parcel of 101 mu (approximately 724,770 square feet) at Xianyang National High-tech Industrial Development Zone. This parcel of land was granted rights to use, transfer, lease, and mortgage by the People's Municipal Government of Xianyang to Yifuge Elderly Apartment for the period from October 9, 2012 to June 2062 for the purposes of medical research, healthcare, and charity. The phase I project has been completed featuring a ten-story efficiency apartment building with 500 beds; an eighteen-story family-based apartment building with 144 households; and a seven-story multi-functional medical building. These buildings are expected to be operational generating revenues by the end of 2016.

Our Strengths

Our senior management team has extensive experience in acquiring, operating and managing a broad range of senior living assets, including experience in the senior living, healthcare, hospitality and real estate industries. Additionally, we are highly familiar with the management and operation of technology-enhanced senior care system and facilities, including VoIP, perimeter alert, area monitor and control network, electronic patrol network, parking management, intercom, smart furniture integration, and GPS paging system. We believe that we are one of the few companies in the senior living industry in inland China with this capability.

Research and Development

We are currently conducting research on senior living smart management system, which will cover VoIP, perimeter alert, area monitor and control network, electronic patrol network, parking management, intercom, smart furniture integration, and GPS paging system. The system incorporates a universal access card that serves as identification, access control, and integrated payment.

We are also developing a fixed emergency call button which will be installed in living rooms, bedrooms, bathrooms, balconies, and common areas. In the case of emergency, a resident will be able to reach and activate the emergency call button. Control room would be able to receive the message and pinpoint the location to initiate emergency assistance protocols.

Properties

We entered into a lease agreement with Yifuge Elderly Apartment, dated January 4, 2013, as amended and supplemented by a memorandum of understanding between the parties dated December 30, 2015, for office space of 80 square meters (approximately 861 square feet). The term of this lease agreement is 30 years, effective until December 31, 2045. This office space is located at Xianyang, Shaanxi.

According to the arrangement under this lease agreement, the rent is paid yearly at RMB 19,200 per year (approximately $2,958 per year), subject to modifications by a separate agreement between the parties. We are responsible for all utilities including electricity, gas, water, telephone and water. We are also responsible for the maintenance, repair of the sidewalk in front of the demised premises.

Intellectual Property

Our parent application on mart senior servicing system is currently pending.

Government Regulation

Regulations on the Senior Living Industry

The Ministry of Civil Affairs of the People's Republic of China regulates the establishment and operation of senior care facilities, as required under the Law on the Protection of the Rights and Interests of the Elderly as amended in December, 2012. At the national level, China has yet to form a comprehensive legal framework governing retirement homes. Most legislation regulating retirement homes has been promulgated by local government.

Employees

We currently employ a total of 53 full-time employees.

In compliance with the Employment Contract Law of the PRC, we have written contracts with all our employees for various terms. The employment agreements include the positions, responsibilities and salaries of the respective employees, as well as the circumstances under which employment may be terminated in compliance with the Employment Contract Law of the PRC.

ITEM 1A. RISK FACTORS

An investment in our common stock is speculative and involves a high degree of risk and uncertainty. You should carefully consider the risks described below, together with the other information contained in this prospectus, including the consolidated financial statements and notes thereto of our Company, before deciding to invest in our common stock. The risks described below are not the only ones facing our Company. Additional risks not presently known to us or that we presently consider immaterial may also adversely affect our Company. If any of the following risks occur, our business, financial condition and results of operations and the value of our common stock could be materially and adversely affected.

If we are unable to generate sufficient cash flow to cover required interest and lease payments, this would result in defaults of the related debt or leases and cross-defaults under other debt or leases, which would adversely affect our ability to continue to generate income.

We have significant indebtedness and lease obligations, and we intend to continue financing our communities through mortgage financing, long-term leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain. We cannot give any assurance that we will generate sufficient cash flow from operations to cover required interest, principal and lease payments. Any non-payment or other default under our financing arrangements could, subject to cure provisions, cause the lender to foreclose upon the community or communities securing such indebtedness or, in the case of a lease, cause the lessor to terminate the lease, each with a consequent loss of income and asset value to us. Furthermore, in some cases, indebtedness is secured by both a mortgage on a community (or communities) and a guaranty by us. In the event of a default under one of these scenarios, the lender could avoid judicial procedures required to foreclose on real property by declaring all amounts outstanding under the guaranty immediately due and payable, and requiring the respective guarantor to fulfill its obligations to make such payments. The realization of any of these scenarios would have an adverse effect on our financial condition and capital structure. Additionally, a foreclosure on any of our properties could cause us to recognize taxable income, even if we did not receive any cash proceeds in connection with such foreclosure. Further, because our mortgages and leases generally contain cross-default and cross-collateralization provisions, a default by us related to one community could affect a significant number of our communities and their corresponding financing arrangements and leases.

We rely solely on our only client and any interruption to our relationship with or termination of the Management Services Agreement with this client may adversely affect our results of operations and financial performance.

Presently, we rely solely on our only client, Yifuge Elderly Apartment, to generate our revenues by receiving management fee for managing the Legacy Senior Housing Project and New Senior Housing Project. As of the date of this annual report, the New Senior Housing Project is under construction and expected to become operational by the end of 2016. Our revenues from such management fee was $512,964 and $522,551 in the years ended December 31, 2014 and December 31, 2015, respectively. Additionally, without a written and express termination clause, the Management Services Agreement may be terminable any time by either party, and we cannot assure you that this agreement would not be terminated. Any interruption to our relationship with or termination of the Management Services Agreement with Yifuge Elderly Apartment may materially adversely affect our results of operations and financial performance.

Due to the dependency of our revenues on management fee paid by Yifuge Elderly Apartment, which is generated through private pay sources, events which adversely affect the ability of seniors to afford monthly resident fees or entrance fees (including downturns in housing markets or the economy) could cause our occupancy rates, revenues and results of operations to decline.

Costs to seniors associated with independent and assisted living services are not generally reimbursable under government reimbursement programs. Only seniors with income or assets meeting or exceeding the comparable median in the regions where the elderly apartment is located typically can afford to pay the monthly resident fees. Economic downturns or changes in demographics could adversely affect the ability of seniors to afford the resident fees or entrance fees. In addition, downturns in the housing markets, such as the one we have recently experienced, could adversely affect the ability (or perceived ability) of seniors to afford the entrance fees and resident fees as the customers of Yifuge Elderly Apartment frequently use the proceeds from the sale of their homes to cover the cost of resident fees and entrance fees. If Yifuge Elderly Apartment is unable to retain and/or attract seniors with sufficient income, assets or other resources required to pay the fees associated with independent and assisted living services, the occupancy rates could decline, which could in turn adversely affect our revenues and results of operations. In addition, if the recent volatility in the housing market continues for a protracted period, our results of operations and cash flows could be negatively impacted.

Ms. Jincao Wu, our director, CEO and majority shareholder, along with her husband, the chairman of our board of directors and our president, Mr. Zhongyang Shang, has potential conflicts of interest with us, which may adversely affect our business.

Ms. Jincao Wu, our director, CEO and majority shareholder is the sole owner of Yifuge Elderly Apartment, our only client and currently the only source of revenues we generate from services we provide under the Management Services Agreement. As a result, there may be actual or apparent conflicts of interest between Ms. Wu's duties to us and her interests in Yifuge Elderly Apartment, including, among other things, with respect to the fairness of the terms of the Management Services Agreement and any other agreements between Yifuge Elderly Apartment and the Company, as well as that the terms thereof may be less favorable to us than would be the case if they were negotiated between two unaffiliated parties. Despite the approval of the terms of the Management Services Agreement, there can be no assurance that any actual or potential conflicts of interest between Ms. Wu's duties to our Company and Ms. Wu's interests in Yifuge Elderly Apartment will be resolved in a manner that does not adversely affect our business, financial condition or results of operations. Further, any actual or perceived conflict of interest may have a negative impact on the value of our common shares.

In addition, conflicts of interest between Ms. Wu's dual roles as our majority shareholder and our director and CEO, as well as her husband, Mr. Zhongyang Shang's role as the chairman of our board of directors and president may arise. We cannot assure you that, when conflicts of interest arise, Ms. Wu and/or Mr. Shang will act in the best interests of the Company or that conflicts of interest will be resolved in our favor.

Currently, we do not have existing arrangements to address potential conflicts of interest between Ms. Wu/ Mr. Shang and us. We rely on that Ms. Wu and Mr. Shang to abide by the laws of the State of Nevada, which provide that directors owe a fiduciary duty to the Company, and which require them to act in good faith and in the best interests of the Company, and not use their positions for personal gain. If we cannot resolve any conflicts of interest or disputes between Ms. Wu/ Mr. Shang, and us, we would have to rely on legal proceedings, which could result in disruption of our business and substantial uncertainty as to the outcome of any such legal proceedings.

We have a limited operating history on a combined basis and we are therefore subject to the risks generally associated with the formation of any new business and the combination of existing businesses.

In 2012, we were formed for the purpose of providing management for Yifuge Elderly Apartment, which was privately owned and established in 2008 with the approval of Xianyang Municipal Bureau of Civil Affairs. Prior to this merge, we had no operations or assets. We are therefore subject to the risks generally associated with the formation of any new business and the combination of existing businesses, including the risk that we will not be able to realize expected efficiencies and economies of scale or implement our business strategies. As such, we only have a brief combined and consolidated operating history upon which investors may evaluate our performance as an integrated entity and assess our future prospects.

If we are unable to expand our operations in accordance with our plans, our anticipated revenues and results of operations could be adversely affected.

We are currently working on projects that will expand our services and business. We are also developing certain new management system. These projects are in various stages of development and are subject to a number of factors over which we have little or no control. Such factors include the necessity of arranging separate leases, mortgage loans or other financings to provide the capital required to complete these projects; difficulties or delays in obtaining zoning, land use, building, occupancy, licensing, certificate of need and other required governmental permits and approvals; failure to complete construction of the projects on budget and on schedule; failure of third-party contractors and subcontractors to perform under their contracts; shortages of labor or materials that could delay projects or make them more expensive; adverse weather conditions that could delay completion of projects; increased costs resulting from general economic conditions or increases in the cost of materials; and increased costs as a result of changes in laws and regulations. We cannot assure you that we will elect to undertake or complete all of our proposed expansion and development projects, or that we will not experience delays in completing those projects. In addition, we may incur substantial costs prior to achieving stabilized occupancy for each such project and cannot assure you that these costs will not be greater than we have anticipated. We also cannot assure you that any of our expansion or development projects will be economically successful. Our failure to achieve our expansion and development plans could adversely impact our growth objectives, and our anticipated revenues and results of operations.

Increases in the cost and availability of labor, including increased competition for or a shortage of skilled personnel, would have an adverse effect on our profitability and/or our ability to conduct our business operations.

Our success depends on our ability to retain and attract skilled management personnel who are responsible for the day-to-day operations of our facility. We have an Executive Director responsible for the overall day-to-day management of the facility, including quality of care, social services and financial performance. This Executive Director is supported by a facility staff member who is directly responsible for day-to-day care of the residents and either on-site staff or regional support to oversee the facility's marketing and community outreach programs. Other key positions supporting our facility may include individuals responsible for food service, healthcare services, therapy services, activities, housekeeping and engineering. We compete with various health care service providers, including other senior living providers, in retaining and attracting qualified and skilled personnel. Increased competition for or a shortage of nurses, therapists or other trained personnel, or general inflationary pressures may require that we enhance our pay and benefits package to compete effectively for such personnel. We may not be able to offset such added costs by increasing the rates we charge to our residents or our service charges. Turnover rates and the magnitude of the shortage of nurses, therapists or other trained personnel varies substantially from market to market. Although reliable industry-wide data on key employee retention does not exist, we believe that our employee retention rates are consistent with those of other national senior housing operators. In addition, efforts by labor unions to unionize any of our personnel could divert management attention, lead to increases in our labor costs and/or reduce our flexibility with respect to certain workplace rules. If there is an increase in our staffing and labor costs, our profitability would be negatively affected. In addition, if we fail to attract and retain qualified and skilled personnel, our ability to conduct our business operations effectively, our ability to implement our growth strategy, and our overall operating results could be harmed.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable because we are a smaller reporting company.

ITEM 2. PROPERTIES

We have entered into a lease agreement with Yifuge Elderly Apartment, dated January 4, 2013, as amended and supplemented by a memorandum of understanding between the parties dated December 30, 2015, for office space of 80 square meters (approximately 861 square feet). The term of this lease agreement is 30 years, effective until December 31, 2045. This office space is located at Xianyang, Shaanxi.

According to the arrangement under this lease agreement, the rent is paid yearly at RMB 19,200 per year (approximately $2,958 per year), subject to modifications by a separate agreement between the parties. We are responsible for all utilities including electricity, gas, water, telephone and water. We are also responsible for the maintenance, repair of the sidewalk in front of the demised premises.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently quoted on a limited basis on the Over-the-Counter Bulletin Board ("OTCQB") under the symbol "CHYL." The quotation of our common stock on the OTCQB does not assure that a meaningful, consistent and liquid trading market currently exists. We cannot predict whether a more active market for our common stock will develop in the future. In the absence of an active trading market:

•	Investors may have difficulty buying and selling or obtaining market quotations;

•	Market visibility for our common stock may be limited; and

•	A lack of visibility of our common stock may have a depressive effect on the market price for our common stock.

The following table sets forth the range of high and low prices of our common stock as quoted on the OTCQB during the periods indicated. The prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions.

	High Bid	Low Bid
Fiscal 2015

First Quarter	$0.40	$0.17
Second Quarter	$0.30	$0.17
Third Quarter	$0.30	$0.30
Fourth Quarter	$0.30	$0.17

Fiscal 2014

First Quarter	$0.27	$0.03
Second Quarter	$0.24	$0.05
Third Quarter	$0.39	$0.09
Fourth Quarter	$0.40	$0.27

Fiscal 2013

First Quarter	$0.15	$0.02
Second Quarter	$0.15	$0.03
Third Quarter	$0.04	$0.03
Fourth Quarter	$0.04	$0.03

As of December 31, 2015, the closing bid quote for our common stock was $0.30 per share.

Stockholders of Record

As of March 30, 2016, we had 147 record holders of our common stock. Interwest Transfer Co., Inc., 1981 East 4800 South, Ste 100, Salt Lake City, UT 84111, Attn Melinda Orth is the transfer agent for our common stock.

Dividends

Holders of our common stock are entitled to dividends if declared by the Board of Directors out of funds legally available therefore. As of December 31, 2015, no cash dividends have been declared.

Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend on our results of operation, financial condition, contractual and legal restrictions and other factors the board of directors deem relevant.

Securities Authorized for Issuance under Equity Compensation Agreements

We do not have in effect any compensation plans under which our equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

On September 29, 2015, Qi Ying entered into the VIE Agreements with Shaanxi Jinjiangshan and Shaanxi Jinjiangshan became our affiliated operating company in China. As consideration for the entry of the VIE agreement, we issued 33,600,000 shares of common stock to Jincao Wu, who is the control person and owner of Shaanxi Jinjiangshan. The issuance of these shares is pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of1933.

On September 29, 2015, we entered into agreement to convert the $484,000 outstanding convertible promissory notes and all of the accrued and unpaid interests into 2,720,000 shares of common stock to 8 note holders. The issuance of these shares is pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Recent Purchases of Equity Securities by us and our Affiliated Purchasers

We have not repurchased any of our common stock and have no publicly announced repurchase plans or programs as of December 31, 2015.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable because we are a smaller reporting company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the results of our operations and financial condition should be read in conjunction with our consolidated financial statements and the related notes thereto, which appear elsewhere in this Annual Report on Form 10-K. Except for the historical information contained herein, the following discussion, as well as other information in this report, contain "forward-looking statements," which are based on information we have when those statements are made or management's good faith belief as of that time with respect to future events. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the "Forward-Looking Statements" set forth elsewhere in this Annual Report on Form 10-K.

Description of Business

The Company was incorporated in Nevada on January 13, 1986. On September 29, 2015, the Company's indirectly wholly-owned subsidiary Xi'An Qi Ying Bio-Tech Limited ("Qi Ying") entered into a series of various interest entity ("VIE") agreements with Shaanxi Jinjiangshan Senior Living Management Co., Ltd. (formerly known as Shaanxi Yifuge Investments and Assets Co., Ltd., "Shaanxi Jinjiangshan"), and accordingly, Shaanxi Jinjiangshan became our affiliated operating company in China. As consideration, we issued 33,600,000 shares of common stock to Jingcao Wu, who is the control person and owner of Shaanxi Jinjiangshan and the Company's current chief executive officer. On September 29, 2015, our board of directors approved the transfer of Qi Ying's equity ownership in Hanzhong Hengtai Bio-Tech Limited ("Hengtai") to three individuals, Zhenheng Shao, Zhenguo Shao and Yongli Yang. Upon the completion of this equity transfer, Hengtai is no longer our indirectly wholly-owned subsidiary in China, and we ceased the business of plantation and sale of garden plants through Hengtai and became engaged in senior living and senior care business through Shaanxi Jinjiangshan. On December 31, 2015, Shaanxi Jinjiangshan changed its name from Shaanxi Yifuge Investments and Assets Co., Ltd to Shaanxi Jinjiangshan Senior Living Management Co, Ltd.

We mainly engage in the business of operating senior living facilities in Xianyang City, a part of Xi'an Metropolitan Area in Shaanxi Province, People's Republic of China (or "China" or "PRC"), out of our single location with the ability to serve 200 residents. We offer our residents access to a full continuum of services across all sectors of the senior living industry. We generate our revenues from private customers, which limits our exposure to government reimbursement risk. In addition, we control the operating economics of our facilities through property ownership and long-term leases. We believe we operate in the attractive sectors of the senior living industry in China with significant opportunities to increase our revenues through providing a combination of housing, hospitality services and health care services.

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

Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

The following table summarizes the results of our operations during the year ended December 31, 2015 and 2014, respectively and provides information regarding the dollar and percentage increase or (decrease) from the year ended December 31, 2015 compared to the year ended December 31, 2014.

(All amounts, other than percentages, stated in U.S. dollars)

	Year ended December 31,		Increase/	Increase/
	2015	2014	(Decrease) ($)	(Decrease) (%)
Net revenues	522,551	512,964	9,587	1.87%
Cost of revenues	356,512	368,042	(11,530)	(3.13)%
Gross profit	166,039	144,922	21,117	14.57%
Operating expenses
Selling and marketing expenses	-	-	-	-
General and administrative expenses	120,855	75,677	45,178	59.70%
Operating Income	45,184	69,245	(24,061)	(34.75)%
Net income	134,199	169,403	(35,204)	(20.78)%

Revenue

Net revenues. Our net revenue for the year ended December 31, 2015 amounted to $ 522,551, which represents an increase of approximately $ 9,587, or 1.87%, from the year ended on December 31, 2014, in which our net revenue was $ 512,964.

Cost of Revenues. Our cost of revenue for the year ended December 31, 2015 amounted to $ 356,512, which represents a decrease of approximately $ 11,530, or 3.13%, from the year ended December 31, 2014, in which our cost of revenue was $ 368,042.

Gross Profit. Our gross profit for the year ended December 31, 2015 amounted to $ 166,039, which represents anincrease of approximately $ 21,117, or 14.57%, from the year ended on December 31, 2014, in which our gross profit was $ 144,922.

Operating Expenses

Selling Expenses. There were no selling expenses incurred in 2015 and 2014.

Generaland Administrative Expenses. We experienced an increase in general and administrative expense of $ 45,178 from $ 75,677 to $ 120,855 for the year ended December 31, 2015, compared to the same period in 2014. The increase was mainly due to the provision of additional professional fees resulted from the change in our major business during 2015.

Operating Income

Operating income decreased $ 24,061, or 34.75%, to $ 45,184 in 2015 from $ 69,245 in 2014 as a result of the increase of general and administrative expenses.

Income Taxes

There were no income tax expenses incurred in 2015 and 2014.

Net Income

Net income decreased $ 35,204, or 20.78%, to $ 134,199 in 2015 from $ 169,403 in 2014 as a result of the increase of general and administrative expenses.

Liquidity and Capital Resources General

At December 31, 2015 and 2014, cash and cash equivalents were $ 42,166 and $ 186,607, respectively.

Based upon our present plans, we believe that cash on hand, cash flows from operations and funds available under our bank facilities will be sufficient to fund our capital needs for the next twelve months of December 31, 2015. However, if available liquidity is not sufficient to meet our operating and loan obligations as they come due, our plans include pursuing alternative financing arrangements or reducing expenditures as necessary to meet our cash requirements. There is no assurance that we will be able to raise additional capital or reduce discretionary spending to provide liquidity, if needed. Currently, the capital markets for small capitalization companies are difficult. Thus we cannot be sure of the availability or terms of any alternative financing arrangements.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

	For the year ended December 31,
(Stated in U.S. dollars)	2015	2014
Net cash flows (used in)/provided by operating activities	(161,891)	48,352
Net cash flows used in investing activity	(354)	-
Net cash flows provided by financing activities	22,678	51,000
Effect of foreign currency translation on cash and cash equivalents	(4,874)	(325)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2015 was $ 161,891 and net cash provided by operating activities for the year ended December 31, 2014 was $48,352. The net increase of approximately $ 210,243 in net cash flows used in operating activities resulted primarily from the increase of related party receivables by $ 288,190 in 2015, compared to an increase of $ 52,090 in 2014.

Investing Activity

Net cash used in investing activity for the year ended December 31, 2015 was $354. There were no investing activities in 2014. The increase of approximately $354 in net cash flows used in investing activities resulted primarily from purchase of intangible asset.

Financing Activities

Net cash provided from financing activities for the year ended December 31, 2015 was $22,678, and net cash provided from financing activities for the year ended December 31, 2014 was $51,000.

Subsequent Events

The Company has evaluated subsequent events through the issuance of the consolidated financial statements and no subsequent events were identified that required adjustment to a disclosure in the consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable because we are a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements of the Company for the fiscal year ended December 31, 2015 and the notes thereto are set forth on page F-1 through F-18 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Annual Report, our Chief Executive Officer and Principal Accounting Officer (the "Certifying Officers"), conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were, due to certain factors, not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As of December 31, 2015, we carried out an assessment of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2015. Management has specifically observed that our accounting systems and current staffing resources in our finance department are currently insufficient to support the complexity of our financial reporting requirements. We currently do not have adequate staff members in our accounting and finance department who have experience or specialized training in preparing financial statements in the form and format required by the SEC. We have also experienced difficulty in applying complex accounting and financial reporting disclosure rules as required under various aspects of GAAP and SEC reporting regulations including those relating to accounting for business combinations, intangible assets, derivatives and income taxes.

We have instituted certain procedures to mitigate our internal control risks. Our Chief Executive Officer and our Controller based in China review and approve substantially all of our major transactions to ensure the completeness and fair presentation of our consolidated financial statements. We have, when needed, hired outside experts to assist us with implementing complex accounting principles. Management and the Board of Directors believe that the Company must allocate additional human and financial resources to address these matters.

Changes in Internal Control over Financial Reporting.

During the period ended December 31, 2015, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors:

Name	Age	Position(s)	Position Since
Jincao Wu	44	Director and chief executive officer of the Company; president and chief executive officer of Shaanxi Jinjiangshan	September 2015
Zhongyang Shang	63	Director and chairman of the board of directors, and president of the Company; director and vice president of Shaanxi Jinjiangshan	December 2015/ January 2016
Meng Wu	26	Director of the Company; assistant to the manager of Shaanxi Shaanxi Jinjiangshan	December 2015
Xiaobin Chen	44	Director of the Company	March 2016
Zhenghua Peng	72	Director of the Company	March 2016
Liping Cui	44	Chief financial officer and treasurer	September 2015

All directors hold office for one-year terms until the election and qualification of their successors. Officers are elected annually by the board of directors and serve at the discretion of the board. The board intends to seek to appoint one or more additional directors who will be independent directors with suitable professional backgrounds.

Jincao Wu has ample experience in senior citizen service and managerial background. She has served as our director and chief executive officer since September 2015. She has also served as the president and chief executive officer of Shaanxi Jinjiangshan, a PRC-based senior living facilities management company, since she founded the company in November 2011. She is also the founder of Yifuge Elderly Apartment, a PRC-based retirement home providing services to the elderly, and has served as its managing director since November 2008. Ms. Wu holds a B.A. in finance from Shaanxi Institute of Finance and Economics.

Zhongyang Shang has ample experience in senior citizen service and business consulting background. He has served as the chairman of our board and director since December 2015, and our president since January 2016.  He has also served as director and vice manager of Shaanxi Jinjiangshan since December 2012. From November 2008 to December 2012, Mr. Shang served as the consultant of Yifuge Elderly Apartment. Mr. Shang holds a B.A. in economic management from the Central Party School of the Communist Party of China.

Meng Wu has acute business sense and entrepreneurial mindset. He has served as our director since December 2015. He has also served as an assistant to the manager of Shaanxi Jinjiangshan since July 2012. Mr. Wu holds a B.A. in administrative management from Shaanxi Normal University.

Xiaobin Chen has 20 years of working experience in finance. He has served as our director since March 22, 2016. He has served as managing partner and accountant of Guangzhou Zhuocheng Certified Public Accountants Co., Ltd., a PRC-based accounting firm. Mr. Chen holds a B.A. in Accounting from Guangzhou University. He is also a certified public accountant, certified practicing valuer, and certified enterprise risk manager in China.

Zhenghua Peng is an expert in finance and was a professor at the Economics and Finance College of Xi'an Jiaotong University (formerly known as Shaanxi Economics Collage) before he retired. He has served as our director since March 22, 2016. Since September 1992, he has served as financial consultant for more than 10 Chinese companies in their join-stock system restructuring and financing, as well as financial consultant for 9 Chinese companies in listing on the OTC markets in the U.S. via reverse merger. Mr. Peng holds a B.A. in Operations and Management from Beijing Jiaotong University.

Liping Cui has almost 20 years of experience in accounting management. She has served as our chief financial director and treasurer since September 2015. She has also served as the chief financial officer of Shaanxi Jinjiangshan since January 2012. From January 2010 to December 2011, Ms. Cui served as the general manager of Xianyang Forestry Supply Co., Ltd., a PRC-based company focuses on the sale of rosin and forest seedling. Ms. Cui holds a B.A. in financial management from Shaanxi University of Science and Technology, and a certificate of intermediate accountant.

Our directors are appointed to hold office until the next annual meeting of stockholders or until his or hers resignation or removal from office in accordance with our bylaws.

Committees and Meetings

We do not have a standing audit committee of the Board of Directors. However, the board intends to seek to form audit committee, compensation committee, and other supervising committees. We do not have a financial expert serving on the Board of Directors or employed as an officer based on management's belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 407(d) of Regulation S-K is beyond its limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in its financial statements at this stage of its development.

Code of Ethics

The Company adopted a Code of Ethics that applies to the Company's principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as other employees (the "Code of Ethics"), a copy of which is attached as Exhibit 10.1 to our Form 8-K filed on December 19, 2008. The Code of Ethics is designed with the intent to deter wrongdoing, and to promote the following:

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

Family Relationships

Jincao Wu, our director and chief executive officer is married to Zhongyang Shang, the chairman of our board of directors and our president.

None of the other directors or executive officers has a family relationship as defined in Item 401 of Regulation S-K.

Committees of the Board of Directors

We do not have any committees of our board of directors.

Directors' Compensation

The Company has not compensated any of its directors for service on the Board of Directors. Management directors are not compensated for their service as directors; however, they may receive compensation for their services as employees of the Company. The compensation received by our management directors is shown in the "Executive Compensation Table" below.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•

been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

None of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Corporate Governance

The business and affairs of the company are managed under the direction of our board. In addition to the contact information in this annual report, each stockholder will be given specific information on how he/she can direct communications to the officers and directors of the corporation at our annual stockholders meetings. All communications from stockholders are relayed to the members of the board of directors.

Role in Risk Oversight

Our board of directors is primarily responsible for overseeing our risk management processes. The board of directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company's assessment of risks. The board of directors focuses on the most significant risks facing our company and our company's general risk management strategy, and also ensures that risks undertaken by our company are consistent with the board's appetite for risk. While the board oversees our company's risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of the our common stock and other equity securities, on Form 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our company with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the period ended December 31, 2015, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, have not filed all required reports on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION.

The following Summary Compensation Table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by the Company's chief executive officer and all other executive officers who received or are entitled to receive remuneration in excess of $100,000 during the stated periods.

Name of Officer	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total

Jincao Wu	2015	$-	--	--	--	--	--	--	--

Liping Cui	2015	$-	--	--	--	--	--	--	--

Option Grants in Last Fiscal Year

There were no options granted to any of the named executive officers during the year ended December 31, 2015.

During the year ended December 31, 2015, none of the named executive officers exercised any stock options.

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

Equity Compensation Plan

The Company currently does not have any equity compensation plans; however, the Company is currently deliberating on implementing an equity compensation plan.

Directors' and Officers' Liability Insurance

The Company currently does not have insurance insuring directors and officers against liability; however, the Company is in the process of investigating the availability of such insurance.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Change of Control Compensatory Plans

As of December 31, 2015, we had no pension plans or compensatory plans or other arrangements which provide compensation on the event of termination of employment or change in control of us.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of our capital stock, as of March 30, 2016 held by: (i) each person known by us to be the beneficial owner of 5% or more of the outstanding common stock, (ii) each executive officer and director of the Company, and (iii) all of our executive officers and directors as a group. As of March 30, 2016, the Company has 56,000,007 shares of Common Stock outstanding.

Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, c/o Li Su, 7F, No. 247, No. 28, Xi Hua South Rd., High-tech Zone, Xian Yang City, Shaanxi Province, P.R.C. 712000.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class
Director and Officers
Jincao Wu, director, chief executive officer	33,600,000	60%
Zhongyang Shang, chairman of the board of directors, president	-	-
Meng Wu, director	50,000	*
Liping Cui, chief financial officer	20,000	*
Xiaobin Chen, director	-	-
Zhenghua Peng, director	-	-
All officers and directors as a group (6 persons)	33,670,000	60%

5% Holders	33,600,000	60%
Jincao Wu, director, chief executive officer
All 5% holders as a group (1 person)

__________

* less than 1%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

Related Party Receivables

Related party receivables consisted of the following as of December 31, 2015 and 2014:

	12/31/2015	12/31/2014
Wu, Jing Meng	$843,025	$599,495

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

Management Fees received from Yifuge Elderly Apartment

We rely on our only client, Yifuge Elderly Apartment, a Chinese company wholly-owned by our CEO and director Jincao Wu, to generate our revenues by receiving management fee for managing the Legacy Senior Housing Project. Our revenues from such management fee was $512,964 and $522,551 in the years ended December 31, 2014 and December 31, 2015, respectively.

Related Party Advances

Related party advances consisted of the following as of December 31, 2015 and 2014:

	12/31/2015	12/31/2014
Yifuge Elderly Apartment	$1,322	$8,386

Related party advances represented advances received in connection with services that have not yet been rendered to Yifuge Elderly Apartment but are expected to be in the future. Yifuge Elderly Apartment is controlled by the management of the Company.

Related Party Payable

Related party payable consisted of the following as of December 31, 2015 and 2014:

	12/31/2015	12/31/2014
Liu, Shengli	$202,178	$179,500

Mr. Liu, Shengli is the former Chairman, President, and Director of the company.Mr. Liu had paid all necessary overseas consulting and advising fees, lawyer fees, and accounting fees on behalf of the company. The loan is unsecured and have no fixed terms of repayment, and are therefore deem payable on demand.

Director Independence

Xiaobin Chen and Zhenghua Peng are independent directors based on the definition of independence in the listing standards of the NYSE.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the Company's fiscal years ended December 31, 2015 and 2014, we were billed approximately $50,000 and $37,500 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2015 and 2014.

Tax Fees

For the Company's fiscal years ended December 31, 2015 and 2014, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning, because we are exempt from paying taxes in China due to the senior care industry we are in.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2015 and 2014.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted nonaudit related service, the engagement be:

•	approved by our audit committee; or

•

entered into pursuant to preapproval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee. Our entire board of directors preapproves all services provided by our independent auditors. The preapproval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentage of the above fees was preapproved. However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM 15. EXHIBITS

(a) The following documents are filed as part of this report:

(1) Financial Statements and Report of Independent Registered Public Accounting Firm, which are set forth in the index to Consolidated Financial Statements on pages F-1 through F-18 of this report.

(2) Financial Statement Schedule: None.

(3) Exhibits

Exhibit No.	Description
10.1	Securities Issuance Agreement, dated September 29, 2015, by and between Jincao Wu and the Registrant (1)
10.2	Exclusive Business Cooperation and Management Agreement, dated September 29, 2015, by and between Qi Ying and Shaanxi Jinjiangshan (1)
10.3	Exclusive Option Agreement, dated September 29, 2015, by and among Qi Ying, Shaanxi Jinjiangshan, and Shaanxi Jinjiangshan's shareholders, Jincao Wu and Zhongyang Shang (1)
10.4	Equity Interest Pledge Agreement, dated September 29, 2015 by and among Qi Ying, Shaanxi Jinjiangshan, and Shaanxi Jinjiangshan's shareholders, Jincao Wu and Zhongyang Shang (1)
10.5	Two Power of Attorney, dated September 29, 2015, between Jincao Wu and Qi Ying, and Zhongyang Shang and Qi Ying, respectively (1)
10.6	Promissory Note Conversion Agreement, dated September 29, 2015, between the Registrant and eight note holders (1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_____________

(1)	Incorporated by reference to the Registrant's Form 8-K, filed on October 13, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

China Senior Living Industry International Holding Corporation

Date: March 30, 2016	By:	/s/ Jincao Wu
	Name:	Jincao Wu
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person whose signature appears below hereby authorizes Jincao Wu as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

Signature	Title	Date

/s/ Jincao Wu	Director, chief executive officer (principal executive officer)	March 30, 2016
Jincao Wu

/s/ Liping Cui	Chief financial officer (principal financial officer)	March 30, 2016
Liping Cui

/s/ Zhongyang Shang	Chairman and Director, president	March 30, 2016
Zhongyang Shang

/s/ Meng Wu	Director	March 30, 2016
Meng Wu

/s/ Xiaobin Chen	Director	March 30, 2016
Xiaobin Chen

/s/ Zhenghua Peng	Director	March 30, 2016
Zhenghua Peng

China Senior Living Industry International Holding Corporation

(f/k/a China Forestry, Inc.)

Audited Consolidated Financial Statements

December 31, 2015 and 2014

(Stated in U.S. Dollars)

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

China Senior Living Industry International Holding Corporation

(f/k/a China Forestry, Inc.)

We have audited the accompanying consolidated balance sheets of China Senior Living Industry International Holding Corporation as of December 31, 2015 and 2014 and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Senior Living Industry International Holding Corporation as of December 31, 2015 and 2014 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

San Mateo, California	WWC, P.C.
March 30, 2016	Certified Public Accountants

China Senior Living Industry International Holding Corporation (f/k/a China Forestry, Inc.)

Audited Consolidated Balance Sheets

As of December 31, 2015 and 2014

(Stated in U.S. Dollars)

	12/31/2015	12/31/2014
ASSETS

Current assets
Cash and cash equivalents	$42,166	$186,607
Related party receivable	843,025	599,495
Total current assets	885,191	786,102
Non-current asset
Intangible asset	283	-
TOTAL ASSETS	$885,474	$786,102

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accrued liabilities	$151,232	$246,583
Note payable	-	400,000
Related party advances	1,322	8,386
Related party payable	210,178	179,500
TOTAL LIABILITIES	$362,732	$834,469

COMMITMENTS AND CONTINGENCIES

Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2015 and 2014,	$-	$-
Common stock, $0.001 par value; 200,000,000 shares authorized, 56,000,007 and 53,280,007 shares issued and outstanding as of December 31, 2015 And December 31, 2014, respectively	56,000	53,280
Additional paid in capital	1,011,234	905,943
Statutory reserve	41,208	26,000
Accumulated other comprehensive (loss)/income	(11,752)	35,338
Accumulated deficit	(573,948)	(1,068,928)
Total Stockholders' deficiency	$522,742	$(48,367)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$885,474	$786,102

See Accompanying Notes to the Financial Statements and Accountant's Report

China Senior Living Industry International Holding Corporation (f/k/a China Forestry, Inc.)

Audited Consolidated Statements of Income and Comprehensive Income

For the years ended December 31, 2015 and 2014

(Stated in U.S. Dollars)

	For the years ended
	12/31/2015	12/31/2014

Revenues	$522,551	$512,964
Cost of revenues	356,512	368,042
Gross profit	166,039	144,922

Operating expenses
General and administrative expenses	120,855	75,677

Operating income	45,184	69,245

Other income/(expense)
Other income	494,509	-
Interest income	302	-
Interest expense	(29,808)	(77,973)
Total other income/(expense)	465,003	(77,973)

Earnings before tax	510,187	(8,728)

Income tax	-	-

Net income/(loss)	$510,187	$(8,728)

Other comprehensive income/(loss):
Foreign currency translation gain/(loss)	(47,090)	(2,694)
Comprehensive income	$463,097	$(11,422)

Earnings per share
Basic	$0.01	$0.00
Diluted	$0.01	$0.00

Weighted average number of Common shares outstanding
Basic	56,000,007	53,280,007
Diluted	56,000,007	56,000,007

See Accompanying Notes to the Financial Statements and Accountant's Report

China Senior Living Industry International Holding Corporation (f/k/a China Forestry, Inc.)

Audited Consolidated Statements of Cash Flows

For the years ended December 31, 2015 and 2014

(Stated in U.S. Dollars)

	For the years ended
	12/31/2015	12/31/2014

Cash flows used in operating activities
Net income/(loss)	$510,188	$(8,729)
Depreciation and amortization	74	-
Gain from disposal	(375,989)	-
Increase in related party receivable	(288,190)	(52,090)
Decrease in accrued liabilities	(9,709)	101,208
(Decrease)/increase in related party advances	1,380	7,963
Net cash (used in)/provided by operating activities	(162,246)	48,352

Cash flows from investingactivities
Purchase of intangible asset	(370)	-
Net cash used in investing activities	(370)	-

Cash flows from financingactivities
Increase in related party payable	22,398	51,000
Net cash provided by financing activities	22,398	51,000

Net decrease of cash and cash equivalents	(140,218)	99,352

Effect of foreign currency translation on	(4,223)	(325)

Cash and cash equivalents – beginning of year	186,607	87,580
Cash and cash equivalents – end of year	$42,166	$186,607

Supplementary cash flow information:
Interest received	$302	$-
Interest paid	$-	$-
Income tax paid	$-	$-

Supplementary disclosure of non-cash activities:
a.) In 2014, the Company issued 4,080,000 shares of common stock as a result of conversion of note payable in the amount of $600,000 in principal and $251,836 in accrued interest.
b.) In 2015, the Company issued 2,720,000 shares of common stock as a result of conversion of note payable in the amount of $400,000 in principal and $84,800 in accrued interest.

See Accompanying Notes to the Financial Statements and Accountant's Report

China Senior Living Industry International Holding Corporation (f/k/a China Forestry, Inc.)

Audited Consolidated Statements of Stockholder's Equity
For the years ended December 31, 2015 and 2014

(Stated in U.S. Dollars)

					Accumulated
	Number		Additional		Other
	Of	Common	Paid-in	Statutory	Comprehensive	Accumulated
	Shares	Stock	Capital	Reserves	Income/(Loss)	Deficit	Total

Balance, January 1, 2014	15,600,007	156,000	(524,720)	-	21,610	(1,153,965)	(1,501,075)
Prior period adjustment	-	(177,120)	177,120	-	-	-	-
Net loss	-	-	-	-	-	(8,729)	(8,729)
Recapitalization as a result of share exchange agreement with JinJiangShan	33,600,000	33,600	442,507	11,976	16,422	107,790	612,295
Issuance of shares - convertible note	4,080,000	40,800	811,036	-	-	-	851,836
Appropriations to statutory reserves	-	-	-	14,024	-	(14,024)	-
Foreign currency translation adjustment	-	-	-	-	(2,695)	-	(2,695)
Balance, December 31, 2014	53,280,007	53,280	905,923	26,000	35,337	(1,068,928)	(48,368)

Balance, January 1, 2015	53,280,007	53,280	905,923	26,000	35,337	(1,068,928)	(48,368)
Net income	-	-	-	-	-	134,199	134,199
Disposal of Hanzhong Hentai	-	-	(375,989)	-	-	375,989	-
Issuance of shares - convertible note	2,720,000	2,720	481,280	-	-	-	484,000
Appropriations to statutory reserves	-	-	-	15,208	-	(15,208)	-
Foreign currency translation adjustment	-	-	-	-	(47,090)	-	(47,090)
Balance, December 31, 2015	56,000,007	56,000	1,011,214	41,208	(11,753)	(573,948)	656,940

See Accompanying Notes to the Financial Statements and Accountant's Report

China Senior Living Industry International Holding Corporation (f/k/a China Forestry, Inc.)

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

(Stated in U.S. Dollars)

1.	ORGANIZATION, BASIS OF PRESENTATION, AND PRINCIPAL ACTIVITIES

(a)	Organization history

China Senior Living Industry International Holding Corporation (the "Company"), formerly known as China Forestry, Inc., was incorporated under the laws of the State of Nevada on January 13, 1986 under the name of Patriot Investment Corporation. The Company was engaged in the business of plantation and sale of garden plants.

On July 15, 2010, the Company entered into a Share Exchange Agreement with Financial International (Hong Kong) Holdings Company Limited ("FIHK").

From April 1, 2010 to May 20, 2011, FIHK had a series of contractual arrangements with Hanzhong Hengtai Bio-Tech Limited ("Hengtai"), a company organized and existing under the laws of the People's Republic of China which was engaged in the plantation and sale of garden plants used for landscaping, including Chinese Yew, Aesculus, Dove Tree and Dendrobium.

On May 20, 2011, FIHK exercised its rights under the Exclusive Option Agreement to direct Xi'an Qi Ying Senior Living, Inc. (formerly known as Xi'an Qi Ying Bio-Tech Limited), a company organized and existing under the laws of the People's Republic of China ("Xi'an Qi Ying"), the indirect wholly owned subsidiary of FIHK, to acquire all of the equity capital of Hengtai. The Exclusive Option Agreement was exercised in a manner that the shareholders of Hengtai transferred all of their equity capital in Hengtai to Xi'an Qi Ying. At or about the same time, Spone Limited, a company organized and existing under the laws of the Hong Kong SAR of the People's Republic of China ("Spone"), acquired all of the capital stock of Xi'an Qi Ying, so that it became a direct wholly owned subsidiary of Spone. FIHK then acquired all of the capital stock of Spone, so that it became a direct wholly owned subsidiary of FIHK. As a result, Hengtai became an indirect wholly owned subsidiary of FIHK and also accordingly became the indirect wholly owned subsidiary of us.

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

On September 8, 2015, the Company changed its name from China Forestry, Inc. to China Senor Living Industry International Holding Corporation.

On September 29, 2015, Xi'an Qi Ying entered into a set of VIE Agreements with Shaanxi Yifuge Investments and Assets Co, Ltd ("YFG") and YFG became the Company's affiliated operating company in China. As consideration for the entry of the VIE agreement, the Company will issue 33,600,000 shares of common stock to Jingcao Wu, a director of the Company. As a result, YFG became a variable interest entity ("VIE") and was included in the consolidated group.

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

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

(Stated in U.S. Dollars)

On September 29, 2015, the Board of Director also approved the transfer of Xi'an Qi Ying's equity ownership in Hengtai to Zhenheng Shao, Zhenzhong Shao, and Yongli Yang.

As a result, we ceased the business of plantation and sale of garden plants and became engaged in senior living and senior care business through YFG.

On December 31, 2015, YFG changed its name from Shaanxi Yifuge Investments and Assets Co., Ltd. to Shaanxi Jinjiangshan Senior Living Management Co. Ltd ("JJS").

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

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

(Stated in U.S. Dollars)

(b)	Principles of consolidation

The accompanying consolidated financial statements which include the Company, its wholly owned subsidiaries, FIHK, Spone, Xi'an Qi Ying, and its variable interest entity, JJS, are compiled in accordance with generally accepted accounting principles in the United States of America. All significant inter-company accounts and transactions have been eliminated in consolidation. In accordance with FASB ASC 810, Consolidation of Variable Interest Entities, variable interest entities, or VIEs, are generally entity that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. In connection with the adoption of this ASC 810, the Company concludes that JJS is a VIE and Xi'an Qi Ying is the primary beneficiary. The financial statements of JJS are then consolidated with Xi'an Qi Ying's financial statements.

As of December 31, 2015, the detailed identities of the consolidating subsidiaries are as follows:

	Place of	Attributable	Registered
Name of Company	incorporation	equity interest %	capital
Financial International (Hong Kong)	Hong Kong	100%	HKD
Holdings Company Limited			10,000,000

Spone Limited	Hong Kong	100%	HKD 1

Xi'an Qi Ying Senior Living, Inc.	PRC	100%	RMB
("Qi Ying")			50,000

Shaanxi Jinjiangshan Senior Living	PRC	Variable Interest Entity, with Xi'an Qi	RMB
Management Co. Ltd		Ying as the primary beneficiary	3,000,000

(c)	Use of estimates

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

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

(Stated in U.S. Dollars)

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

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

(Stated in U.S. Dollars)

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

In order to encourage enterprises to operate senior homes, PRC tax law provides a tax holiday by waiving the income tax for entities operating in this industry. According to the Minfa (2015) No. 33 "Advice to Encourage Private Capital to Participate in the Development of Pension Services", jointly issued by ten ministries which include the Ministry of Civil Affairs and the Ministry of Financeof the People's Republic of China, the Company is entitled to benefit from the sales tax exemption and business tax exemption policy. As such, the Company is not subject to income tax as of December 31, 2015.

(i)	Earnings per share

Basicearnings per share is computed on the basis of the weighted average number of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of common stock and common stock equivalents outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

Dilution is computed by applying the treasury stock method for options and warrants. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

(j)	Statutory reserves

Statutory reserves are referring to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations. The Company transferred $15,208 and $14,024 from retained earnings to statutory reserves for the years ended December 31, 2015 and 2014, respectively. PRC laws prescribe that an enterprise operating at a profit, must appropriate, on an annual basis, an amount equal to 10% of its profit. Such an appropriation is necessary until the reserve reaches a maximum that is equal to 50% of the enterprise's PRC registered capital.

China Senior Living Industry International Holding Corporation (f/k/a China Forestry, Inc.)

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

(Stated in U.S. Dollars)

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

	12/31/2015	12/31/2014
Year end RMB:US$ exchange rate	6.4907	6.1385
Yearly RMB:US$ exchange rate	6.2175	6.1432

Year end HKD:US$ exchange rate	7.7504	7.7556
Yearly HKD:US$ exchange rate	7.7521	7.7544

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

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

(Stated in U.S. Dollars)

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, "Distinguishing Liabilities from Equity," and ASC 815.

As of December 31, 2015 and 2014, the Company did not identify any assets and liabilities whose carrying amounts were required to be adjusted in order to present them at fair value.

At December 31, 2014:

	Quoted in	Significant
	ActiveMarkets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$186,607	$-	$-	$186,607
Total financial assets	$186,607	$-	$-	$186,607

At December 31, 2015:

	Quoted in	Significant
	ActiveMarkets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$42,166	$-	$-	$42,166
Total financial assets	$42,166	$-	$-	$42,166

(m)	Commitments and contingencies

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

The Company uses FASB ASC Topic 220, "Reporting Comprehensive Income". Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except the changes in paid-in capital and distributions to stockholders due to investments by stockholders. Comprehensive income for the years ended December 31, 2015 and 2014 included net income and foreign currency translation adjustments.

China Senior Living Industry International Holding Corporation (f/k/a China Forestry, Inc.)

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

(Stated in U.S. Dollars)

(o)	Subsequent Events

The Company evaluated for subsequent events through the issuance date of the Company's financial statements.

(p)	Recent accounting pronouncements

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

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

(Stated in U.S. Dollars)

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

As of December 31, 2015, there are no other recently issued accounting standards not yet adopted that would or could have a material effect on the Company's financial statements.

3.	EARNINGS PER SHARE

	For the years ended
	12/31/2015	12/31/2014
Basic Earnings Per Share:
Numerator:
Net income used in computing basic earnings per share	$510,187	$(8,728)

Denominator:
Weighted average common shares outstanding	56,000,007	53,280,007
Basic earnings per share:	$0.01	$0.00

Diluted Earnings Per Share:
Numerator:
Net income used in computing diluted Earnings per share	$510,187	$(8,728)

Denominator:
Weighted average common shares outstanding	56,000,007	56,000,007
Diluted earnings per share	$0.01	$0.00

China Senior Living Industry International Holding Corporation (f/k/a China Forestry, Inc.)

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

(Stated in U.S. Dollars)

4.	RELATED PARTY RECEIVABLES

Related party receivables consisted of the following as of December 31, 2015 and 2014:

	12/31/2015	12/31/2014
Wu, Jing Meng	$843,025	$599,495

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

For the years ended December 31, 2015 and 2014, the interest expense for this note was $29,808 and $77,973, respectively.

China Senior Living Industry International Holding Corporation (f/k/a China Forestry, Inc.)

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

(Stated in U.S. Dollars)

6.	RELATED PARTY ADVANCES

Related party advances consisted of the following as of December 31, 2015 and 2014:

	12/31/2015	12/31/2014
Xianyang Yifuge Elderly Apartment Co., Ltd.	$1,322	$8,386

Related party advances represented advances received in connection with services that have not yet been rendered to Xianyang Yifuge Elderly Apartment Co., Ltd. but are expected to be in the future. Xianyang Yifuge Elderly Apartment Co., Ltd. is controlled by the management of the Company.

7.	RELATED PARTY PAYABLE

Related party payable consisted of the following as of December 31, 2015 and 2014:

	12/31/2015	12/31/2014
Liu, Shengli	$210,178	$179,500

Mr. Liu, Shengli is the former Chairman, President, and Director of the company.Mr. Liu had paid all necessary overseas consulting and advising fees, lawyer fees, and accounting fees on behalf of the company. The loan is unsecured and have no fixed terms of repayment, and are therefore deem payable on demand.

China Senior Living Industry International Holding Corporation (f/k/a China Forestry, Inc.)

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

(Stated in U.S. Dollars)

8.	LEASE COMMITMENTS

On January 4, 2013, the Company entered into an operating lease agreement with a related party leasing for office space located in Xianyang City, Shaanxi Province. The lease expires on December 31, 2045. As of December 31, 2015 and 2014, the Company had commitments for future minimum lease payments under a non-cancelable operating lease as follows:

Period	12/31/2015	12/31/2014
Year 1	$2,958	$3,128
Year 2	2,958	3,128
Year 3	2,958	3,128
Year 4	2,958
Year 5	2,958
Year 6 and after	73,952
Total	$88,742	$9,384

9.	RELATED PARTY TRANSACTION

As of December 31, 2015 and 2014, the Company had one client which represented 100% of the revenue. The client is a related party. The related party is controlled by the management of the Company.

	12/31/2015	12/31/2014
Revenue
Xianyang Yifuge Elderly Apartment Co., Ltd.	$522,551	$512,964

China Senior Living Industry International Holding Corporation (f/k/a China Forestry, Inc.)

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

(Stated in U.S. Dollars)

10.	CONCENTRATIONS AND RISKS

A.	Concentration

As of December 31, 2015, the Company had one client which represented 100% of the revenue. The client is a related party. The related party is controlled by the management of the Company.

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

11.	SEGMENT INFORMATION

For the years ended December 31, 2015 and 2014, all revenues of the Company represented the provision of management services to senior homes. No financial information by business segment is presented. Furthermore, as all revenues are derived from the PRC, no geographic information by geographical segment is presented.

