Form 10-Q
period 2016-03-31
China Senior Living Industry International Holding Corp
filed 2016-05-16
CIK 805729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 56,000,007 as of May 16, 2016.

Throughout this Quarterly Report on Form 10-Q, the "Company", "we," "us," and "our," refer to China Senior Living Industry International Holding Corporation, a Nevada corporation, unless otherwise indicated or the context otherwise requires.

2

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

3

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

4

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

China Senior Living Industry International Holding Corporation

Unaudited Condensed Consolidated Financial Statements

March 31, 2016 and December 31, 2015

(Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

China Senior Living Industry International Holding Corporation

We have reviewed the accompanying interim condensed consolidated balance sheets of China Senior Living Industry International Holding Corporation ("the Company") as of March 31, 2016 and December 31, 2015, and the related condensed consolidated statements of income and comprehensive income and cash flows for the three-month period ended March 31, 2016 and 2015. These interim condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of China Senior Living Industry International Holding Corporation as of December 31, 2015, and the related statements of income, comprehensive income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated March 30, 2016, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2015, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

San Mateo, California	WWC, P.C.
May 16, 2016	Certified Public Accountants

China Senior Living Industry International Holding Corporation

Unaudited Consolidated Balance Sheets

As of March 31, 2016 and December 31, 2015

(Stated in U.S. Dollars)

	3/31/2016	12/31/2015
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$20,046	$42,166
Other receivable	58,934	-
Related party receivable	843,791	843,025
Total current assets	922,771	885,191
Non-current asset
Intangible asset	285	283
TOTAL ASSETS	$923,056	$885,474

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accrued liabilities	$173,701	$151,232
Related party advances	2,847	1,322
Related party payable	218,764	210,178
TOTAL LIABILITIES	$395,312	$362,732

COMMITMENTS AND CONTINGENCIES

Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	$-	$-
Common stock, $0.001 par value; 200,000,000 shares authorized, 56,000,007 shares issued and outstanding as of March 31, 2016 and December 31, 2015.	56,000	56,000
Additional paid in capital	1,011,234	1,011,234
Statutory reserve	41,208	41,208
Accumulated other comprehensive loss	(5,665)	(11,752)
Retained earnings	(575,033)	(573,948)
Total Stockholders' equity	$527,744	$522,742

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$923,056	$885,474

See Accompanying Notes to the Financial Statements and Accountant's Report

China Senior Living Industry International Holding Corporation

Unaudited Consolidated Statements of Income and Comprehensive Income

For the three-month period ended March 31, 2016 and 2015

(Stated in U.S. Dollars)

	For the three months ended
	3/31/2016	3/31/2015

Revenues	$115,728	$130,389
Cost of revenues	84,065	80,778
Gross profit	31,663	49,611

Operating expenses
General and administrative expenses	32,759	13,282

Operating (loss)/income	(1,096)	36,329

Other income/(expense)
Interest income	11	-
Interest expense	-	(9,863)
Total other income/(expense)	11	(9,863)

(Loss)/Earnings before tax	(1,085)	26,466

Income tax	-	-

Net (loss)/income	$(1,085)	$26,466

Other comprehensive income
Foreign currency translation gain	6,087	3,822
Comprehensive income	$5,002	$30,288

(Loss)/earnings per share
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average number of Common shares outstanding
Basic	56,000,007	53,280,007
Diluted	56,000,007	56,000,007

See Accompanying Notes to the Financial Statements and Accountant's Report

China Senior Living Industry International Holding Corporation

Unaudited Consolidated Statements of Cash Flows

For the three-month period ended March 31, 2016 and 2015

(Stated in U.S. Dollars)

	3/31/2016	3/31/2015

Cash flows from operating activities
Net (loss)/income	$(1,085)	$26,466
Increase in other receivable	(58,934)	-
Decrease/(increase)in related party receivable	4,829	(139,959)
Increase in accrued liabilities	22,276	23,062
Increase/(decrease) in related party advances	1,516	(1,838)
Increase in related party payable	8,586	-
Net cash used in operating activities	(22,812)	(92,269)

Net decrease of cash and cash equivalents	(22,812)	(92,269)

Effect of foreign currency translation on cash and cash equivalents	692	495

Cash and cash equivalents – beginning of period	42,166	187,143
Cash and cash equivalents – end of period	$20,046	$95,369

Supplementary cash flow information:
Interest received	$11	$-
Interest paid	$-	$9,863
Income tax paid	$-	$-

See Accompanying Notes to the Financial Statements and Accountant's Report

China Senior Living Industry International Holding Corporation

Notes to Condensed Consolidated Financial Statements

As of and for the three-month period ended March 31, 2016

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

On May 20, 2011, FIHK exercised its rights under the Exclusive Option Agreement to direct Xi'an Qi Ying Senior Living, Inc. (formerly known as Xi'an Qi Ying Bio-Tech Limited), a company organized and existing under the laws of the People's Republic of China ("Qi Ying"), the indirect wholly owned subsidiary of FIHK, to acquire all of the equity capital of Hengtai. The Exclusive Option Agreement was exercised in a manner that the shareholders of Hengtai transferred all of their equity capital in Hengtai to Qi Ying. At or about the same time, Spone Limited, a company organized and existing under the laws of the Hong Kong SAR of the People's Republic of China ("Spone"), acquired all of the capital stock of Qi Ying, so that it became a direct wholly owned subsidiary of Spone. FIHK then acquired all of the capital stock of Spone, so that it became a direct wholly owned subsidiary of FIHK. As a result, Hengtai became an indirect wholly owned subsidiary of FIHK and also accordingly became the indirect wholly owned subsidiary of us.

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

On September 8, 2015, the Company changed its name from China Forestry, Inc. to China Senor Living Industry International Holding Corporation.

On September 29, 2015, Qi Ying entered into a set of VIE Agreements with Shaanxi Yifuge Investments and Assets Co, Ltd ("YFG") and YFG became the Company's affiliated operating company in China. As consideration for the entry of the VIE agreement, the Company will issue 33,600,000 shares of common stock to Jincao Wu, a director of the Company. As a result, YFG became a variable interest entity ("VIE") and was included in the consolidated group.

The transaction between Qi Ying and YFG has been accounted for as a recapitalization of YFG where the Company (the legal acquirer) is considered the accounting acquiree and YFG (the legal acquiree) is considered the accounting acquirer. As a result of this transaction, the Company is deemed to be a continuation of the business of YFG. Accordingly, the financial data included in the accompanying consolidated financial statements for all periods prior to September 29, 2015 is that of the accounting acquirer, YFG. The historical stockholders' equity of the accounting acquirer prior to the share exchange has been retroactively restated as if the transaction occurred as of the beginning of the first period presented.

China Senior Living Industry International Holding Corporation

Notes to Condensed Consolidated Financial Statements

As of and for the three-month period ended March 31, 2016

(Stated in U.S. Dollars)

On September 29, 2015, the Board of Director also approved the transfer of Qi Ying's equity ownership in Hengtai to Zhenheng Shao, Zhenzhong Shao, and Yongli Yang.

As a result, we ceased the business of plantation and sale of garden plants and became engaged in senior living and senior care business through YFG.

On December 31, 2015, YFG changed its name from Shaanxi Yifuge Investments and Assets Co., Ltd to Shaanxi Jinjiangshan Senior Living Management Co. Ltd ("JJS").

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

(b) Principles of consolidation

The accompanying consolidated financial statements which include the Company, its wholly owned subsidiaries, FIHK, Spone, Qi Ying, and its variable interest entity, JJS, are compiled in accordance with generally accepted accounting principles in the United States of America. All significant inter-company accounts and transactions have been eliminated in consolidation. In accordance with FASB ASC 810, Consolidation of Variable Interest Entities, variable interest entities, or VIEs, are generally entity that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. In connection with the adoption of this ASC 810, the Company concludes that JJS is a VIE and Qi Ying is the primary beneficiary. The financial statements of JJS are then consolidated with Qi Ying's financial statements.

China Senior Living Industry International Holding Corporation

Notes to Condensed Consolidated Financial Statements

As of and for the three-month period ended March 31, 2016

(Stated in U.S. Dollars)

As of March 31, 2016, the detailed identities of the consolidating subsidiaries are as follows:

	Place of	Attributable	Registered
Name of Company	incorporation	equity interest %	capital

Financial International (Hong Kong)	Hong Kong	100%	HKD
Holdings Company Limited			10,000,000

Spone Limited	Hong Kong	100%	HKD 1

Xi'an Qi Ying Senior Living, Inc	PRC	100%	RMB 50,000
("Qi Ying")

Shaanxi Jinjiangshan Senior Living Management Co. Ltd	PRC	Variable Interest Entity, with Qi Ying as the	RMB 3,000,000
		primary beneficiary

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

China Senior Living Industry International Holding Corporation

Notes to Condensed Consolidated Financial Statements

As of and for the three-month period ended March 31, 2016

(Stated in U.S. Dollars)

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

In order to encourage enterprises to operate senior homes, PRC tax law provides a tax holiday by waiving the income tax for entities operating in this industry. According to the Minfa (2015) No. 33 "Advice to Encourage Private Capital to Participate in the Development of Pension Services", jointly issued by ten ministries which include the Ministry of Civil Affairs and the Ministry of Finance of the People's Republic of China, the Company is entitled to benefit from the sales tax exemption and business tax exemption policy. As such, the Company is not subject to income tax as of March 31, 2016.

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

(j) Statutory reserves

Statutory reserves are referring to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations. The Company transferred $- and $15,208 from retained earnings to statutory reserves for the three months period ended March, 312016 and the year ended December 31, 2015, respectively. PRC laws prescribe that an enterprise operating at a profit, must appropriate, on an annual basis, an amount equal to 10% of its profit. Such an appropriation is necessary until the reserve reaches a maximum that is equal to 50% of the enterprise's PRC registered capital.

China Senior Living Industry International Holding Corporation

Notes to Condensed Consolidated Financial Statements

As of and for the three-month period ended March 31, 2016

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

	3/31/2016	12/31/2015	3/31/2015

Period end/Year end RMB:	6.4479	6.4907	6.1091
US$ exchange rate

Average period/yearly RMB:	6.5395	6.2175	6.1358
US$ exchange rate

Period end/Year end HKD:	7.7545	7.7504	7.7538
US$ exchange rate

Average period/yearly HKD:	7.7734	7.7521	7.7553
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

China Senior Living Industry International Holding Corporation

Notes to Condensed Consolidated Financial Statements

As of and for the three-month period ended March 31, 2016

(Stated in U.S. Dollars)

As of March 31, 2016 and December 31, 2015, the Company did not identify any assets and liabilities whose carrying amounts were required to be adjusted in order to present them at fair value.

At March 31, 2016:	Quoted in	Significant
	ActiveMarkets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$20,046	$-	$-	$20,046
Total financial assets	$20,046	$-	$-	$20,046

At December 31, 2015:	Quoted in	Significant
	ActiveMarkets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$42,166	$-	$-	$42,166
Total financial assets	$42,166	$-	$-	$42,166

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

The Company uses FASB ASC Topic 220, "Reporting Comprehensive Income". Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except the changes in paid-in capital and distributions to stockholders due to investments by stockholders. Comprehensive income for the periods ended March 31, 2016 and 2015 included net income and foreign currency translation adjustments.

China Senior Living Industry International Holding Corporation

Notes to Condensed Consolidated Financial Statements

As of and for the three-month period ended March 31, 2016

(Stated in U.S. Dollars)

(o) Subsequent Events

The Company evaluated for subsequent events through the issuance date of the Company's financial statements.

(p) Unaudited Interim Financial Information

These unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

(q) Recent accounting pronouncements

On January 5, 2016, the FASB issued ASU 2016-01 "Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities", which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity's accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017.

On February 25, 2016, the FASB issued ASU 2016-02 "Leases (Topic 842)", its new standard on accounting for leases. ASU 2016-02 introduces a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in ASC 606, the FASB's new revenue recognition standard (e.g., those related to evaluating when profit can be recognized).

Furthermore, the ASU addresses other concerns related to the current leases model. For example, the ASU eliminates the requirement in current U.S. GAAP for an entity to use bright-line tests in determining lease classification. The standard also requires lessors to increase the transparency of their exposure to changes in value of their residual assets and how they manage that exposure. The new model represents a wholesale change to lease accounting. As a result, entities will face significant implementation challenges during the transition period and beyond, such as those related to:

•	Applying judgment and estimating.
•	Managing the complexities of data collection, storage, and maintenance.
•	Enhancing information technology systems to ensure their ability to perform the calculations necessary for compliance with reporting requirements.
•	Refining internal controls and other business processes related to leases.
•	Determining whether debt covenants are likely to be affected and, if so, working with lenders to avoid violations.
•	Addressing any income tax implications.

The new guidance will be effective for public business entities for annual periods beginning after December 15, 2018 (e.g., calendar periods beginning on January 1, 2019), and interim periods therein.

On March 15, 2016, the FASB issued ASU 2016-07 "Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting", which simplifies the equity method of accounting by eliminating the requirement to retrospectively apply the equity method to an investment that subsequently qualifies for such accounting as a result of an increase in the level of ownership interest or degree of influence. Consequently, when an investment qualifies for the equity method (as a result of an increase in the level of ownership interest or degree of influence), the cost of acquiring the additional interest in the investee would be added to the current basis of the investor's previously held interest and the equity method would be applied subsequently from the date on which the investor obtains the ability to exercise significant influence over the investee. The ASU further requires that unrealized holding gains or losses in accumulated other comprehensive income related to an available-for-sale security that becomes eligible for the equity method be recognized in earnings as of the date on which the investment qualifies for the equity method.

The guidance in the ASU is effective for all entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years; early adoption is permitted for all entities. Entities are required to apply the guidance prospectively to increases in the level of ownership interest or degree of influence occurring after the ASU's effective date. Additional transition disclosures are not required upon adoption.

China Senior Living Industry International Holding Corporation

Notes to Condensed Consolidated Financial Statements

As of and for the three-month period ended March 31, 2016

(Stated in U.S. Dollars)

On March 17, 2016, the FASB issued ASU 2016-08 "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)", which amends the principal-versus-agent implementation guidance and illustrations in the Board's new revenue standard (ASU 2014-09). The FASB issued the ASU in response to concerns identified by stakeholders, including those related to (1) determining the appropriate unit of account under the revenue standard's principal-versus-agent guidance and (2) applying the indicators of whether an entity is a principal or an agent in accordance with the revenue standard's control principle. Among other things, the ASU clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. As defined in the ASU, a specified good or service is "a distinct good or service (or a distinct bundle of goods or services) to be provided to the customer." Therefore, for contracts involving more than one specified good or service, the entity may be the principal for one or more specified goods or services and the agent for others.

The ASU has the same effective date as the new revenue standard (as amended by the one-year deferral and the early adoption provisions in ASU 2015-14). In addition, entities are required to adopt the ASU by using the same transition method they used to adopt the new revenue standard.

On March 30, 2016, the FASB issued ASU 2016-09 "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting", which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.

The ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods.

The Company is currently evaluating the impact that the pronouncements will have on the Company's consolidated financial statements.

As of March 31, 2016, there are no other recently issued accounting standards not yet adopted that would or could have a material effect on the Company's financial statements.

3. (LOSS)/EARNINGS PER SHARE

	Three months ended
	3/31/2016	3/31/2015
Basic (loss)/earnings Per Share:
Numerator:
Net (loss)/income used in computing basic (loss)/earnings per share	$(1,085)	$26,466

Denominator:
Weighted average common shares outstanding	56,000,007	53,280,007
Basic (loss)/earnings per share:	$(0.00)	$0.00

Diluted Earnings Per Share:
Numerator:
Net income used in computing diluted (loss)/earnings per share	$(1,085)	$26,466

Denominator:
Weighted average common shares outstanding	56,000,007	56,000,007
Diluted (loss)/earnings per share	$(0.00)	$0.00

China Senior Living Industry International Holding Corporation

Notes to Condensed Consolidated Financial Statements

As of and for the three-month period ended March 31, 2016

(Stated in U.S. Dollars)

4. RELATED PARTY RECEIVABLES

Related party receivables consisted of the following as of March 31, 2016 and December 31, 2015:

	3/31/2016	12/31/2015

Wu, Jing Meng	$843,791	$843,025

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

5. RELATED PARTY ADVANCES

Related party advances consisted of the following as of March 31, 2016 and December 31, 2015:

	3/31/2016	12/31/2015

Xianyang Yifuge Elderly Apartment Co., Ltd. ("Xianyang")	$2,847	$1,322

Related party advances represented advances received in connection with services that have not yet been rendered to Xianyang but are expected to be in the future. Xianyang is controlled by the management of the Company.

China Senior Living Industry International Holding Corporation

Notes to Condensed Consolidated Financial Statements

As of and for the three-month period ended March 31, 2016

(Stated in U.S. Dollars)

6. RELATED PARTY PAYABLE

Related party payable consisted of the following as of March 31, 2016 and December 31, 2015:

	3/31/2016	12/31/2015

Liu, Shengli	$210,178	$210,178
Xianyang Yifuge Elderly Apartment Co., Ltd.	8,586	-
	218,764	210,178

Mr. Liu, Shengli is the former Chairman, President, and Director of the company. Mr. Liu had paid some necessary overseas consulting and advising fees, lawyer fees, and accounting fees on behalf of the company. The loan is unsecured and have no fixed terms of repayment, and are therefore deemed payable on demand.

Xianyang is controlled by the management of the Company. Xianyang from time to time paid some of the professional fees on behalf of the company. The loan is unsecured and have no fixed terms of repayment, and are therefore deemed payable on demand.

7. LEASE COMMITMENTS

On January 4, 2013, the Company entered into an operating lease agreement with a related party leasing for office space located in Xianyang City, Shaanxi Province. The lease expires on December 31, 2045. As of March 31, 2016 and December 31, 2015, the Company had commitments for future minimum lease payments under a non-cancelable operating lease as follows:

Period	3/31/2016	12/31/2015

Year 1	$2,233	$2,958
Year 2	2,978	2,958
Year 3	2,978	2,958
Year 4	2,978	2,958
Year 5	2,978	2,958
Year 6 and after	74,443	73,952
Total	$88,588	$88,742

China Senior Living Industry International Holding Corporation

Notes to Condensed Consolidated Financial Statements

As of and for the three-month period ended March 31, 2016

(Stated in U.S. Dollars)

8. RELATED PARTY TRANSACTION

As of March 31, 2016 and 2015, the Company had one client which represented 100% of the revenue. The client is a related party. The related party is controlled by the management of the Company:

	3/31/2016	3/31/2015

Xianyuang Yifuge Elderly Apartment Co., Ltd.	$115,728	$130,389

9. CONCENTRATIONS AND RISKS

A. Concentration

As of March 31, 2016, the Company had one client which represented 100% of the revenue. The client is a related party. The related party is controlled by the management of the Company.

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

10. SEGMENT INFORMATION

For the three-month periods ended March 31, 2016 and 2015, all revenues of the Company represented the provision of management services to senior homes. No financial information by business segment is presented. Furthermore, as all revenues are derived from the PRC, no geographic information by geographical segment is presented.

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

Description of Business

The Company was incorporated in Nevada on January 13, 1986. On September 29, 2015, the Company's indirectly wholly-owned subsidiary Xian Qi Ying Senior Living, Inc (formerly known as Xi'an Qi Ying Bio-Tech Limited) ("Qi Ying") entered into a series of various interest entity ("VIE") agreements with Shaanxi Yifuge Investments and Assets Co, Ltd ("Yifuge"), and accordingly, Yifuge became our affiliated operating company in China. As consideration, we issued 33,600,000 shares of common stock to Jincao Wu, who is the control person and owner of Yifuge and the Company's current chief executive officer. On September 29, 2015, our board of directors approved the transfer of Qi Ying's equity ownership in Hanzhong Hengtai Bio-Tech Limited ("Hengtai") to three individuals, Zhenheng Shao, Zhenguo Shao and Yongli Yang. Upon the completion of this equity transfer, Hengtai is no longer our indirectly wholly-owned subsidiary in China, and we ceased the business of plantation and sale of garden plants through Hengtai and became engaged in senior living and senior care business through Yifuge. On 31 December, 2015, Yifuge changed its name from Shaanxi Yifuge Investments and Assets Co., Ltd to Shaanxi Jinjiangshan Senior Living Management Co, Ltd.

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

Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

The following table summarizes the results of our operations during the three-month period ended March 31, 2016 and 2015, respectively and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended March 31, 2016 compared to the three-month period ended March 31, 2015.

(All amounts, other than percentages, stated in U.S. dollars)

	Three months ended March 31,		Increase/	Increase/
	2016	2015	(Decrease) ($)	(Decrease) (%)

Net revenues	115,728	130,389	(14,661)	(11.2)%
Cost of revenues	84,065	80,778	3,287	4.1%
Gross profit	31,663	49,611	(17,948)	(36.2)%
Operating expenses
Selling and marketing expenses	-	-	-	-
General and administrative expenses	32,759	13,282	19,477	146.6%
Operating (loss)/income	(1,096)	36,329	(37,425)	(103.0)%
Other income/(expense)	11	(9,863)	9,874	100.1%
Net (loss)/income	(1,085)	26,466	(27,551)	(104.1)%

Revenue

Net revenues. Our net revenue for the three-month period ended March 31, 2016 amounted to $115,728, which represents a decrease of approximately $14,661, or 11.2%, from the three-month period ended March 31, 2015, in which our net revenue was $130,389.

Cost of Revenues.  Our cost of revenue for the three-month period ended March 31, 2016 amounted to $84,065, which represents an increase of approximately $3,287, or 4.1%, from the three-month period ended March 31, 2015, in which our cost of revenue was $80,778 .

Gross Profit. Our gross profit for the three-month period ended March 31, 2016 amounted to $ 31,663, which represents a decrease of approximately $17,948, or 36.2%, from the three-month period ended March 31, 2015, in which our gross profit was $49,611.

Operating Expenses

Selling and Marketing Expenses. There were no selling expenses incurred in three-month period ended March 31, 2016 and 2015.

General and Administrative Expenses. We experienced an increase in general and administrative expense of $19,477 from $13,282 to $32,759 for the there-month period ended March 31, 2016, compared to the same period in 2015. The increase was mainly due to the provision of additional professional fees resulted from the change in our major business during 2015.

Operating (Loss)/Income

Our operating loss for the three-month period ended March 31, 2016 amounted to $1,096, whereas our operating income for the three-month period ended March 31, 2015 amounted to $36,329, which was mainly due to the increase of general and administrative expenses.

Income Taxes

There were no income tax expenses incurred in for the three-month period ended March 31, 2016 and 2015.

Other income/(expense)

Our other income (interest income) for the three-month period ended March 31, 2016 amounted to $11, whereas other expense in the same period of 2015 amounted to $9,863, which represented the accruals of interest expense.

Net (loss)/income

Taking into account of the above mentioned, our net loss for the three-month period ended March 31, 2016 amounted to $1,085, whereas net income for $26,466 for the same period ended March, 31 2015.

Liquidity and Capital Resources General

As of March 31, 2016, our cash and cash equivalents was $20,046.

Based upon our present plans, we believe that cash on hand, cash flows from operations and funds available under our bank facilities will be sufficient to fund our capital needs for the next twelve months. However, if available liquidity is not sufficient to meet our operating and loan obligations as they come due, our plans include pursuing alternative financing arrangements or reducing expenditures as necessary to meet our cash requirements. There is no assurance that we will be able to raise additional capital or reduce discretionary spending to provide liquidity, if needed. Currently, the capital markets for small capitalization companies are difficult. Thus we cannot be sure of the availability or terms of any alternative financing arrangements.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

	For the three months ended March 31,
(Stated in U.S. dollars)	2016	2015

Net cash flows used in operating activities	(22,812)	(92,269)
Effect of foreign currency translation on cash and cash equivalents	692	495

Operating Activities

Net cash used in operating activities for the three-month period ended March 31, 2016 and 2015 were $22,812 and $92,269 respectively. The net decrease of approximately $69,457 in net cash flows used in operating activities resulted primarily from the decrease of related party receivable by $4,829 in 2016, compared to an increase of $139,959 in 2015.

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

As of March 31, 2016, the Company's management carried out an evaluation, under the supervision and with the participation of the Company's chief executive officer and chief financial officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2016. The Company does not have a chief financial officer that is familiar with the accounting and reporting requirements of a U.S. publicly-listed company, nor does it have a financial staff with accounting and financial expertise in U.S. generally accepted accounting principles ("US GAAP") reporting. In addition, the Company does not believe it has sufficient documentation concerning its existing financial processes, risk assessment and internal controls. There are also certain deficiencies in the design or operation of the Company's internal control over financial reporting that has adversely affected its disclosure controls that may be considered to be "material weaknesses."

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

PART II. OTHER INFORMATION

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

ITEM 1A. RISK FACTORS

There have been no material changes for the risk factors disclosed in the "Risk Factors" section of our annual report on Company's Form 10-K filed on March 30, 2016 for the period ended December 31, 2015.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not offered or sold any unregistered securities in the three-month period ended March 31, 2015.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

10

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

11

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Senior Living Industry International Holding Corporation

May 16, 2016	By:	/s/ Jincao Wu
Jincao Wu
Chief Executive Officer
(Principal Executive Officer)

12