Form 10-Q
period 2016-06-30
China Senior Living Industry International Holding Corp
filed 2016-08-15
CIK 805729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: there were 56,000,007 shares of common stock as of August 15, 2016.

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

June 30, 2016 and December 31, 2015

(Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

China Senior Living Industry International Holding Corporation

We have reviewed the accompanying interim condensed consolidated balance sheets of China Senior Living Industry International Holding Corporation ("the Company") as of June 30, 2016 and December 31, 2015, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2016 and 2015, and condensed consolidated cash flows for the six-month period then ended. These interim condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of China Senior Living Industry International Holding Corporation as of December 31, 2015, and the related statements of income, comprehensive income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated June 30, 2016, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2015, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

San Mateo, California	WWC, P.C.
Aug 15, 2016	Certified Public Accountants

China Senior Living Industry International Holding Corporation

Unaudited Consolidated Balance Sheets

As of June 30, 2016 and December 31, 2015

(Stated in U.S. Dollars)

	6/30/2016	12/31/2015
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$90,564	$42,166
Related party receivable	842,372	843,025
Total current assets	932,936	885,191
Non-current asset
Intangible asset	277	283
TOTAL ASSETS	$933,213	$885,474

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accrued liabilities	$138,340	$151,232
Related party advances	2,177	1,322
Related party payable	297,592	210,178
TOTAL LIABILITIES	$438,109	$362,732

COMMITMENTS AND CONTINGENCIES

Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	$-	$-
Common stock, $0.001 par value; 200,000,000 shares authorized, 56,000,007 shares issued and outstanding as of June 30, 2016 and December 31, 2015	56,000	56,000
Additional paid in capital	1,011,234	1,011,234
Statutory reserve	41,208	41,208
Accumulated other comprehensive loss	(32,478)	(11,752)
Accumulated deficit	(580,860)	(573,948)
Total Stockholders' equity	$495,104	$522,742

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$933,213	$885,474

See Accompanying Notes to the Financial Statements and Accountant's Report

China Senior Living Industry International Holding Corporation

Unaudited Consolidated Statements of Income and Comprehensive Income

For the three-months and six-months period ended June 30, 2016 and 2015

(Stated in U.S. Dollars)

	For the three-months ended		For the six-months ended
	6/30/2016	6/30/2015	6/30/2016	6/30/2015

Revenues	$122,490	$131,370	$238,218	$261,759
Cost of revenues	81,029	89,941	165,094	170,719
Gross profit	41,461	41,429	73,124	91,040

Operating expenses
General and administrative expenses	47,296	18,703	80,055	31,985

Operating (loss)/income	(5,835)	22,726	(6,931)	59,055

Other income/(expense)
Interest income	8	-	19	-
Interest expense	-	(9,973)	-	(19,836)
Total other income/(expense)	8	(9,973)	19	(19,836)

(Loss)/earnings before tax	(5,827)	12,753	(6,912)	39,219

Income tax	-	-	-	-

Net (loss)/income	$(5,827)	$12,753	$(6,912)	$39,219

Other comprehensive income/(loss):
Foreign currency translation gain/(loss)	(26,813)	2,636	(20,726)	6,458
Comprehensive income/(loss)	$(32,640)	$15,389	$(27,638)	$45,677

(Loss)/Earnings per share
Basic	$(0.00)	$0.00	$(0.00)	$0.00
Diluted	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average number of Common shares outstanding
Basic	56,000,007	53,280,007	56,000,007	53,280,007
Diluted	56,000,007	56,000,007	56,000,007	56,000,007

See Accompanying Notes to the Financial Statements and Accountant's Report

China Senior Living Industry International Holding Corporation

Unaudited Consolidated Statements of Cash Flows

For the six-months period ended June 30, 2016 and 2015

(Stated in U.S. Dollars)

	6/30/2016	6/30/2015
Cash flows from operating activities
Net (loss)/income	$(6,912)	$39,219
Increase in related party receivable	(18,717)	(175,177)
(Decrease)/increase in accrued liabilities	(12,216)	46,305
Increase/(decrease) in related party advances	886	(2,398)
Net cash used in operating activities	(36,959)	(92,051)

Cash flows from investing activities
Purchase of intangible asset	-	(376)
Net cash used in investing activities	-	(376)

Cash flows from financing activities
Increase in related party payable	87,414	-
Net cash provided by investing activities	87,414	-

Net increase/(decrease) of cash and cash equivalents	50,455	(92,427)

Effect of foreign currency translation on cash and cash equivalents cashceequivalents	(2,057)	1,160

Cash and cash equivalents – beginning of period	42,166	187,143
Cash and cash equivalents – end of period	$90,564	$95,876

Supplementary cash flow information:
Interest received	$19	$-
Interest paid	$-	$19,836
Income tax paid	$-	$-

See Accompanying Notes to the Financial Statements and Accountant's Report

China Senior Living Industry International Holding Corporation

Notes to Condensed Consolidated Financial Statements

As of and for the three-months and six-months ended June 30, 2016

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

As of and for the three-months and six-months ended June 30, 2016

(Stated in U.S. Dollars)

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

As of and for the three-months and six-months ended June 30, 2016

(Stated in U.S. Dollars)

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

As of June 30, 2016, the detailed identities of the consolidating subsidiaries are as follows:

	Place of	Attributable	Registered
Name of Company	incorporation	equity interest %	capital

Financial International (Hong Kong)	Hong Kong	100%	HKD
Holdings Company Limited			10,000,000

Spone Limited	Hong Kong	100%	HKD 1

Xi'an Qi Ying Senior Living, Inc	PRC	100%	RMB 50,000
("Qi Ying")

Shaanxi Jinjiangshan Senior Living Management Co. Ltd	PRC	Variable Interest Entity, with Qi Ying as the primary beneficiary	RMB 3,000,000

China Senior Living Industry International Holding Corporation

Notes to Condensed Consolidated Financial Statements

As of and for the three-months and six-months ended June 30, 2016

(Stated in U.S. Dollars)

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

As of and for the three-months and six-months ended June 30, 2016

(Stated in U.S. Dollars)

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

In order to encourage enterprises to operate senior homes, PRC tax law provides a tax holiday by waiving the income tax for entities operating in this industry. According to the Minfa (2015) No. 33 "Advice to Encourage Private Capital to Participate in the Development of Pension Services", jointly issued by ten ministries which include the Ministry of Civil Affairs and the Ministry of Finance of the People's Republic of China, the Company is entitled to benefit from the sales tax exemption and business tax exemption policy. As such, the Company is not subject to income tax as of June 30, 2016.

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

(j) Statutory reserves

Statutory reserves are referring to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations. The Company transferred $- and $15,208 from retained earnings to statutory reserves for the six-months ended June 30, 2016 and the year ended December 31, 2015, respectively. PRC laws prescribe that an enterprise operating at a profit, must appropriate, on an annual basis, an amount equal to 10% of its profit. Such an appropriation is necessary until the reserve reaches a maximum that is equal to 50% of the enterprise's PRC registered capital.

China Senior Living Industry International Holding Corporation

Notes to Condensed Consolidated Financial Statements

As of and for the three-months and six-months ended June 30, 2016

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

	6/30/2016	12/31/2015	6/30/2015

Period end/Year end RMB:	6.6433	6.4907	6.0888
US$ exchange rate

Average period/yearly RMB:	6.5354	6.2175	6.1128
US$ exchange rate

Period end/Year end HKD:	7.7586	7.7504	7.7519
US$ exchange rate

Average period/yearly HKD:	7.7670	7.7521	7.7535
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

As of and for the three-months and six-months ended June 30, 2016

(Stated in U.S. Dollars)

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

As of June 30, 2016 and December 31, 2015, the Company did not identify any assets and liabilities whose carrying amounts were required to be adjusted in order to present them at fair value.

At June 30, 2016:	Quoted in Active	Significant
	Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$90,564	$-	$-	$90,564
Total financial assets	$90,564	$-	$-	$90,564

At December 31, 2015:	Quoted in Active	Significant
	Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$42,166	$-	$-	$42,166
Total financial assets	$42,166	$-	$-	$42,166

China Senior Living Industry International Holding Corporation

Notes to Condensed Consolidated Financial Statements

As of and for the three-months and six-months ended June 30, 2016

(Stated in U.S. Dollars)

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

The Company uses FASB ASC Topic 220, "Reporting Comprehensive Income". Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except the changes in paid-in capital and distributions to stockholders due to investments by stockholders. Comprehensive income for the periods ended June 30, 2016 and 2015 included net income and foreign currency translation adjustments.

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

As of and for the three-months and six-months ended June 30, 2016

(Stated in U.S. Dollars)

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

As of and for the three-months and six-months ended June 30, 2016

(Stated in U.S. Dollars)

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

As of and for the three-months and six-months ended June 30, 2016

(Stated in U.S. Dollars)

The ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods.

The Company is currently evaluating the impact that the pronouncements will have on the Company's consolidated financial statements.

As of June 30, 2016, there are no other recently issued accounting standards not yet adopted that would or could have a material effect on the Company's financial statements.

3. (LOSS)/EARNINGS PER SHARE

	Six-months ended
	6/30/2016	6/30/2015

Basic (Loss)/Earnings Per Share:
Numerator:

Net (loss)/income used in computing basic (loss)/earnings per share	$(6,912)	$39,219

Denominator:

Weighted average common shares outstanding	56,000,007	53,280,007
Basic (loss)/earnings per share:	$(0.00)	$0.00

Diluted (Loss)/Earnings Per Share:
Numerator:

Net (loss)/income used in computing diluted (Loss)/Earnings per share	$(6,912)	$39,219

Denominator:

Weighted average common shares outstanding	56,000,007	56,000,007
Diluted (loss)/earnings per share	$(0.00)	$0.00

China Senior Living Industry International Holding Corporation

Notes to Condensed Consolidated Financial Statements

As of and for the three-months and six-months ended June 30, 2016

(Stated in U.S. Dollars)

4. RELATED PARTY RECEIVABLES

Related party receivables consisted of the following as of June 30, 2016 and December 31, 2015:

	6/30/2016	12/31/2015

Wu, Jingmeng (1)	$839,036	$835,041
Xianyang Yifuge Elderly Apartment Co., Ltd. ("Xianyang") (2)	3,336	7,984
	$842,372	$843,025

Related party receivable represented the following:

1)	Advances made by the Company to Mr. Wu, Jingmeng. Mr. Wu is the deputy general manager of the Company. The funds will be used by Mr. Wu to pay for construction of a second senior home in Xianyang City, Shaanxi Province. The Company will provide management services to this new senior home after the construction is completed. The receivable had no impact on earnings. The balance of related party receivables is unsecured, interest-free and has no fixed terms of repayment. It is neither past due nor impaired. Management believes the amounts are recoverable.

2)	Service fees earned that the Company has not collected as of balance sheet date in connection with the services rendered to Xianyang during the period. The balance of related party receivables is unsecured, interest-free and has no fixed terms of repayment. It is neither past due nor impaired. Management believes that the amount will be repaid in the next billing cycle. Xianyang is controlled by the management of the Company.

5. RELATED PARTY ADVANCES

Related party advances consisted of the following as of June 30, 2016 and December 31, 2015:

	6/30/2016	12/31/2015

Xianyang Yifuge Elderly Apartment Co., Ltd. ("Xianyang")	$2,177	$1,322

Related party advances represented advances received in connection with services that have not yet been rendered to Xianyang but are expected to be in the future. Xianyang is controlled by the management of the Company.

China Senior Living Industry International Holding Corporation

Notes to Condensed Consolidated Financial Statements

As of and for the three-months and six-months ended June 30, 2016

(Stated in U.S. Dollars)

6. RELATED PARTY PAYABLE

Related party payable consisted of the following as of June 30, 2016 and December 31, 2015:

	6/30/2016	12/31/2015

Liu, Shengli	$210,178	$210,178
Xianyang Yifuge Elderly Apartment Co., Ltd. ("Xianyang")	87,414	-
	297,592	210,178

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

7. LEASE COMMITMENTS

On January 4, 2013, the Company entered into an operating lease agreement with a related party leasing for office space located in Xianyang City, Shaanxi Province. The lease expires on December 31, 2045. As of June 30, 2016 and December 31, 2015, the Company had commitments for future minimum lease payments under a non-cancelable operating lease as follows:

Period	6/30/2016	12/31/2015

Year 1	$1,445	$2,958
Year 2	2,890	2,958
Year 3	2,890	2,958
Year 4	2,890	2,958
Year 5	2,890	2,958
Thereafter	72,253	73,952
Total	$85,258	$88,742

China Senior Living Industry International Holding Corporation

Notes to Condensed Consolidated Financial Statements

As of and for the three-months and six-months ended June 30, 2016

(Stated in U.S. Dollars)

8. RELATED PARTY TRANSACTION

As of June 30, 2016 and 2015, the Company had one client which represented 100% of the revenue. The client is a related party. The related party is controlled by the management of the Company:

	For the six months ended
	6/30/2016	6/30/2015

Xianyang Yifuge Elderly Apartment Co., Ltd. ("Xianyang")	$238,218	$261,759

9. CONCENTRATIONS AND RISKS

A. Concentration

As of June 30, 2016, the Company had one client which represented 100% of the revenue. The client is a related party. The related party is controlled by the management of the Company.

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

10. SEGMENT INFORMATION

For the six-months ended June 30, 2016 and 2015, all revenues of the Company represented the provision of management services to senior homes. No financial information by business segment is presented. Furthermore, as all revenues are derived from the PRC, no geographic information by geographical segment is presented.

11. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the issuance of the consolidated financial statements through August 15, 2016, which is the date the consolidated financial statements were available to be issued and there is no reportable subsequent event.

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

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

The following table summarizes the results of our operations during the three months period ended June 30, 2016 and 2015,respectively and provides information regarding the dollar and percentage increase or (decrease) from the three months period ended June 30, 2016 compared to the three-month period ended June 30, 2015.

(All amounts, other than percentages, stated in U.S. dollars)

	Three months ended June 30,		Increase/	Increase/
	2016	2015	(Decrease) ($)	(Decrease) (%)

Net revenues	122,490	131,370	(8,880)	(6.8)%
Cost of revenues	81,029	89,941	(8,912)	(9.9)%
Gross profit	41,461	41,429	32	0.1%
Operating expenses
Selling and marketing expenses	-	-	-	-
Generaland administrative expenses	47,296	18,703	28,593	152.9%
Operating (loss)/income	(5,835)	22,726	(28,561)	(125.7)
Other income/(expense)	8	(9,973)	9,981	100.1%
Net (loss)/income	(5,827)	12,753	(18,580)	(145.7)%

Revenue

Net revenues. Our net revenue for the three months period ended June 30, 2016 amounted to $ 122,490, which represents a decrease of approximately $ 8,880, or 6.8%, from the three months period ended June 30, 2015, in which our net revenue was $ 131,370.

Cost of Revenues. Our cost of revenue for the three months period ended June 30, 2016 amounted to $ 81,029, which represents a decrease of approximately $ 8,912, or 9.9%, from the three months period ended June 30, 2015, in which our cost of revenue was $ 89,941.

Gross Profit. Our gross profit for the three months period ended June 30, 2016 amounted to $ 41,461, which represents an increase of approximately $ 32, or 0.1%, from the three months period ended June 30, 2015, in which our gross profit was $ 41,429.

Operating Expenses

Selling and Marketing Expenses. There were no selling expenses incurred in three-month period ended June 30, 2016 and 2015.

General and Administrative Expenses. We experienced an increase in general and administrative expense of $ 28,593 from $ 18,703 to $ 47,296 for the there-months period ended June 30, 2016, compared to the same period in 2015. The increase was mainly due to the provision of additional professional fees resulted from the change in our major business in second half of 2015.

Operating(Loss)/Income

Our operating loss for the three months period ended June 30, 2016 amounted to $5,835, whereas our operating income for the three-month periods ended June 30, 2015 amounted to $22,726, which was mainly due to the increase of general and administrative expenses.

Income Taxes

There were no income tax expenses incurred in for the three months period ended June 30, 2016 and 2015.

Other income/(expense)

Our other income (interest income) for the three months period ended June 30, 2016 amounted to $8, whereas other expense in the same period of 2015 amounted to $9,973, which represented the accruals of interest expense.

Net (loss)/income

Taking into account of the above mentioned, our net loss for the three months period ended June 30, 2016 amounted to $5,827, whereas net income amounted to $12,753 for the same period ended June 30, 2015.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

The following table summarizes the results of our operations during the six-months period ended June 30, 2016 and 2015,respectively and provides information regarding the dollar and percentage increase or (decrease) from the six-months period ended June 30, 2016 compared to the six-months period ended June 30, 2015.

(All amounts, other than percentages, stated in U.S. dollars)

	Six months ended June 30,		Increase/	Increase/
	2016	2015	(Decrease) ($)	(Decrease) (%)

Net revenues	238,218	261,759	(23,541)	(9.0)%
Cost of revenues	165,094	170,719	(5,625)	(3.3)%
Gross profit	73,124	91,040	(17,916)	(19.7)%
Operating expenses
Selling and marketing expenses	-	-	-	-
Generaland administrative expenses	80,055	31,985	48,070	150.3%
Operating (loss)/income	(6,931)	59,055	(65,986)	(111.7)
Other income/(expense)	19	(19,836)	19,855	100.1%
Net (loss)/income	(6,912)	39,219	(46,131)	(117.6)%

Revenue

Net revenues . Our net revenue for the six-months period ended June 30, 2016 amounted to $ 238,218, which represents a decrease of approximately $23,541, or 9.0%, from the six-months period ended June 30, 2015, in which our net revenue was $261,759.

Cost of Revenues.  Our cost of revenue for the six-months period ended June 30, 2016 amounted to $165,094, which represents a decrease of approximately $5,625, or 3.3%, from the six-months period ended June 30, 2015, in which our cost of revenue was $170,719.

Gross Profit . Our gross profit for the six-months period ended June 30, 2016 amounted to $73,124, which represents a decrease of approximately $17,916, or 19.7%, from the six-months period ended June 30, 2015, in which our gross profit was $91,040.

Operating Expenses

Selling and Marketing Expenses. There were no selling expenses incurred in six-months period ended June 30, 2016 and 2015.

Generaland Administrative Expenses. We experienced an increase in general and administrative expense of $48,070 from $31,985 to $80,055 for the six-months period ended June 30, 2016, compared to the same period in 2015. The increase was mainly due to the provision of additional professional fees resulted from the change in our major business in second half of 2015.

Operating(Loss)/Income

Our operating loss for the six-months period ended June 30, 2016 amounted to $6,931,whereas our operating income for the six-month periods ended June 30, 2015 amounted to $59,055, which was mainly due to the increase of general and administrative expenses.

Income Taxes

There were no income tax expenses incurred in for the six-months period ended June 30, 2016 and 2015.

Other income/(expense)

Our other income (interest income) for the six-months period ended June 30, 2016 amounted to $19, whereas other expense in the same period of 2015 amounted to $19,836, which represented the accruals of interest expense.

Net (loss)/income

Taking into account of the above mentioned, our net loss for the six-months period ended June 30, 2016 amounted to $6,912, whereas net income amounted to $39,219 for the same period ended June, 30 2015.

Liquidity and Capital Resources General

As of June 30, 2016, our cash and cash equivalents was $90,564.

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

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

	For the six months ended June 30,
(Stated in U.S. dollars)	2016	2015
Net cash flows used inoperating activities	(36,959)	(92,051)
Net cash flows used in investing activities	-	(376)
Net cash flows provided by financing activities	87,414	-
Effect of foreign currency translation on cash and cash equivalents	(2,057)	1,160

Operating Activities

Net cash used in operating activities for the six-month period ended June 30, 2016 and 2015 were $36,959 and $92,051 respectively. The net decrease of approximately 142,506 in net cash flows provided by operating activities resulted primarily from the significant drop in increase of related party receivable for $18,717 in 2016, compared to an increase of $175,177 in 2015.

Financing Activities

Net cash provided by financing activities for the six-month period ended June 30, 2016 was $87,414, which represented the increase in related party payable.

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

As of June 30, 2016, the Company's management carried out an evaluation, under the supervision and with the participation of the Company's chief executive officer and chief financial officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2016. The Company does not have a chief financial officer that is familiar with the accounting and reporting requirements of a U.S. publicly-listed company, nor does it have a financial staff with accounting and financial expertise in U.S. generally accepted accounting principles ("US GAAP") reporting. In addition, the Company does not believe it has sufficient documentation concerning its existing financial processes, risk assessment and internal controls. There are also certain deficiencies in the design or operation of the Company's internal control over financial reporting that has adversely affected its disclosure controls that may be considered to be "material weaknesses."

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

None.

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

China Senior Living Industry International Holding Corporation

August 15, 2016	By:	/s/ Jincao Wu
Jincao Wu
Chief Executive Officer
(Principal Executive Officer)

