Form 10-Q
period 2016-09-30
China Senior Living Industry International Holding Corp
filed 2016-11-14
CIK 805729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 56,000,007 as of November 11, 2016.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements. The statements herein which are not historical reflect our current expectations and projections about the Company's future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and our interpretation of what we believe to be significant factors affecting our business, including many assumptions about future events. Such forward-looking statements include statements regarding, among other things:

•	our ability to produce, market and generate sales of our products and services;

•	our ability to develop and/or introduce new products and services;

•	our projected future sales, profitability and other financial metrics;

•	our future financing plans;

•	our anticipated needs for working capital;

•	the anticipated trends in our industry;

•	our ability to expand our sales and marketing capability;

•	acquisitions of other companies or assets that we might undertake in the future;

•	competition existing today or that will likely arise in the future; and

•	other factors discussed elsewhere herein.

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

4

China Senior Living Industry International Holding Corporation

Unaudited Condensed Consolidated Financial Statements

September 30, 2016 and December 31, 2015

(Stated in U.S. Dollars)

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

China Senior Living Industry International Holding Corporation

(f/k/a China Forestry, Inc.)

Unaudited Condensed Consolidated Financial Statements

September 30, 2016 and December 31, 2015

(Stated in U.S. Dollars)

6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

China Senior Living Industry International Holding Corporation

We have reviewed the accompanying interim condensed consolidated balance sheets of China Senior Living Industry International Holding Corporation (“the Company”) as of September 30, 2016 and December 31, 2015, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2016 and 2015, and condensed consolidated cash flows for the nine-month period then ended. These interim condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of China Senior Living Industry International Holding Corporation as of December 31, 2015, and the related statements of income, comprehensive income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated September 30, 2016, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2015, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

San Mateo, California	WWC, P.C.
Nov [ ], 2016	Certified Public Accountants

China Senior Living Industry International Holding Corporation

Unaudited Consolidated Balance Sheets

As of September 30, 2016 and December 31, 2015

(Stated in U.S. Dollars)

	9/30/2016	12/31/2015
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash and cash equivalents	$5,687	$42,166
Related party receivable	950,205	843,025
Total current assets	955,892	885,191
Non-current asset
Intangible asset	276	283
TOTAL ASSETS	$956,168	$885,474

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued liabilities	$148,761	$151,232
Related party advances	2,687	1,322
Related party payable	319,994	210,178
TOTAL LIABILITIES	$471,442	$362,732

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	$-	$-
Common stock, $0.001 par value; 200,000,000 shares authorized, 56,000,007 shares issued and outstanding as of September 30, 2016 and December 31, 2015	56,000	56,000
Additional paid in capital	1,011,234	1,011,234
Statutory reserve	41,208	41,208
Accumulated other comprehensive loss	(35,902)	(11,752)
Accumulated deficit	(587,814)	(573,948)
Total Stockholders’ equity	$484,726	$522,742

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$956,168	$885,474

See Accompanying Notes to the Financial Statements and Accountant’s Report

China Senior Living Industry International Holding Corporation

Unaudited Consolidated Statements of Income and Comprehensive Income

For the three-months and nine-months period ended September 30, 2016 and 2015

(Stated in U.S. Dollars)

	For the three-months ended		For the nine-months ended
	9/30/2016	9/30/2015	9/30/2016	9/30/2015

Revenues	$120,014	$136,138	$358,232	$397,897
Cost of revenues	91,051	102,223	256,145	272,941
Gross profit	28,963	33,915	102,087	124,956

Operating expenses
General and administrative expenses	35,922	9,187	115,977	41,172

Operating (loss)/income	(6,959)	24,728	(13,890)	83,784

Other income/(expense)
Other income	-	118,520		118,520
Interest income	5	-	24	-
Interest expense	-	(9,972)	-	(29,808)
Total other income/(expense) dincome/(expense)	5	108,548	24	88,712

(Loss)/Earnings before tax	(6,954)	133,276	(13,866)	172,496

Income tax	-	-	-	-

Net (loss)/income	$(6,954)	$133,276	$(13,866)	$172,496

Other comprehensive income/(loss): income/(loss):
Foreign currency translation gain/(loss)	(3,424)	(34,473)	(24,150)	(28,021)
Comprehensive income/(loss)	$(10,378)	$98,803	$(38,016)	$144,475

(Loss)/Earnings per share
Basic	$(0.00)	$0.00	$(0.00)	$0.00
Diluted	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average number of
Common shares outstanding
Basic	56,000,007	56,000,007	56,000,007	56,000,007
Diluted	56,000,007	56,000,007	56,000,007	56,000,007

See Accompanying Notes to the Financial Statements and Accountant’s Report

China Senior Living Industry International Holding Corporation

Unaudited Consolidated Statements of Cash Flows

For the nine-months period ended September 30, 2016 and 2015

(Stated in U.S. Dollars)

	9/30/2016	9/30/2015

Cash flows from operating activities
Net (loss)/income	$(13,866)	$172,496
(Increase)/decrease in related party receivable	(129,769)	(177,648)
Increase in accrued liabilities	(1,647)	(76,083)
Increase/(decrease) in related party advances	1,365	(6,641)
Net cash used in operating activities	(143,917)	(87,876)

Cash flows from investing activities
Purchase of intangible asset	-	(373)
Net cash used in investing activities	-	(373)

Cash flows from financing activities
Increase in related party payable	109,816	22,678
Net cash provided by investing activities	109,816	22,678

Net decrease of cash and cash equivalents	(34,101)	(65,571)

Effect of foreign currency translation on cash and cash equivalents cashceequivalents	(2,378)	(4,209)

Cash and cash equivalents – beginning of period	42,166	186,607
Cash and cash equivalents – end of period	$5,687	$116,827

Supplementary cash flow information:
Interest received	$24	$-
Interest paid	$-	$-
Income tax paid	$-	$-

See Accompanying Notes to the Financial Statements and Accountant’s Report

China Senior Living Industry International Holding Corporation

Notes to Condensed Consolidated Financial Statements

As of and for the three-months and nine-months ended September 30, 2016

(Stated in U.S. Dollars)

1. ORGANIZATION, BASIS OF PRESENTATION, AND PRINCIPAL ACTIVITIES

(a)	Organization history

China Senior Living Industry International Holding Corporation (the “Company”), formerly known as China Forestry, Inc., was incorporated under the laws of the State of Nevada on January 13, 1986 under the name of Patriot Investment Corporation. The Company engaged in the business of plantation and sale of garden plants.

On July 15, 2010, the Company entered into a Share Exchange with Financial International (Hong Kong) Holdings Co. Limited (“FIHK”).

From April 1, 2010 to May 20, 2011, FIHK had a series of contractual arrangements with Hanzhong Hengtai Bio-Tech Limited (“Hengtai”), a company organized and existing under the laws of the People’s Republic of China that is engaged in the plantation and sale of garden plants used for landscaping, including Chinese Yew, Aesculus, Dove Tree and Dendrobium.

On May 20, 2011, FIHK exercised its rights under the Exclusive Option Agreement to direct Xi’an Qi Ying Senior Living, Inc. (formerly known as Xi’an Qi Ying Bio-Tech Limited), a company organized and existing under the laws of the People’s Republic of China (“Qi Ying”), the indirect wholly owned subsidiary of FIHK, to acquire all of the equity capital of Hengtai. The Exclusive Option Agreement was exercised in a manner that the shareholders of Hengtai transferred all of their equity capital in Hengtai to Qi Ying. At or about the same time, Spone Limited, a company organized and existing under the laws of the Hong Kong SAR of the People’s Republic of China (“Spone”), acquired all of the capital stock of Qi Ying, so that it became a direct wholly owned subsidiary of Spone. FIHK then acquired all of the capital stock of Spone, so that it became a direct wholly owned subsidiary of FIHK. As a result, Hengtai became an indirect wholly owned subsidiary of FIHK and also accordingly became the indirect wholly owned subsidiary of us.

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

On September 8, 2015, the Company changed its name from China Forestry, Inc. to China Senor Living Industry International Holding Corporation.

On September 29, 2015, Qi Ying entered into a set of VIE Agreements with Shaanxi Yifuge Investments and Assets Co, Ltd (“YFG”) and YFG became the Company’s affiliated operating company in China. As consideration for the entry of the VIE agreement, the Company will issue 33,600,000 shares of common stock to Jingcao Wu, a director of the Company. As a result, YFG became a variable interest entity (“VIE”) and was included in the consolidated group.

The transaction between Qi Ying and YFG has been accounted for as a recapitalization of YFG where the Company (the legal acquirer) is considered the accounting acquiree and YFG (the legal acquiree) is considered the accounting acquirer. As a result of this transaction, the Company is deemed to be a continuation of the business of YFG. Accordingly, the financial data included in the accompanying consolidated financial statements for all periods prior to September 29, 2015 is that of the accounting acquirer, YFG. The historical stockholders’ equity of the accounting acquirer prior to the share exchange has been retroactively restated as if the transaction occurred as of the beginning of the first period presented.

China Senior Living Industry International Holding Corporation

Notes to Condensed Consolidated Financial Statements

As of and for the three-months and nine-months ended September 30, 2016

(Stated in U.S. Dollars)

On September 29, 2015, the Board of Director also approved the transfer of Qi Ying’s equity ownership in Hengtai to Zhenheng Shao, Zhenzhong Shao, and Yongli Yang.

As a result, we ceased the business of plantation and sale of garden plants and became engaged in senior living and senior care business through YFG.

On December 31, 2015, YFG changed its name from Shaanxi Yifuge Investments and Assets Co., Ltd to Shaanxi Jinjiangshan Senior Living Management Co. Ltd (“JJS”).

(b)	Basis of presentation

The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

This basis of accounting differs in certain material respects from that used for the preparation of the books of account of the Company’s principal subsidiaries, which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises with limited liabilities established in the People’s Republic of China (“PRC”) or in the accounting standards used in the places of their domicile. The accompanying consolidated financial statements reflect necessary adjustments not recorded in the books of account of the Company’s subsidiaries to present them in conformity with US GAAP.

(c)	Principal activities

The Company is engaged in rendering management services to senior homes by providing healthcare, medical staff, meal preparation, and general care for the elderly in Xianyang City, Shaanxi Province, People’s Republic of China.

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

As of and for the three-months and nine-months ended September 30, 2016

(Stated in U.S. Dollars)

(b)	Principles of consolidation

The accompanying consolidated financial statements which include the Company, its wholly owned subsidiaries, FIHK, Spone, Qi Ying, and its variable interest entity, JJS, are compiled in accordance with generally accepted accounting principles in the United States of America. All significant inter-company accounts and transactions have been eliminated in consolidation. In accordance with FASB ASC 810, Consolidation of Variable Interest Entities, variable interest entities, or VIEs, are generally entity that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. In connection with the adoption of this ASC 810, the Company concludes that JJS is a VIE and Qi Ying is the primary beneficiary. The financial statements of JJS are then consolidated with Qi Ying’s financial statements.

As of September 30, 2016, the detailed identities of the consolidating subsidiaries are as follows:

	Place of	Attributable	Registered
Name of Company	incorporation	equity interest %	capital

Financial International (Hong Kong)	Hong Kong	100%	HKD
Holdings Company Limited			10,000,000

Spone Limited	Hong Kong	100%	HKD 1

Xi’an Qi Ying Senior Living, Inc	PRC	100%	RMB 50,000
(“Qi Ying”)

Shaanxi Jinjiangshan Senior Living	PRC	Variable Interest Entity, with Qi	RMB
Management Co. Ltd		Ying as the primary beneficiary	3,000,000

(c)	Use of estimates

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

As of and for the three-months and nine-months ended September 30, 2016

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

The Company has implemented ASC Topic 740, “Accounting for Income Taxes.” Income tax liabilities computed according to the People’s Republic of China (PRC) tax laws are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of fixed assets and intangible assets for financial and tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future income taxes. A valuation allowance is created to evaluate deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize that tax benefit, or that future realization is uncertain.

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

In order to encourage enterprises to operate senior homes, PRC tax law provides a tax holiday by waiving the income tax for entities operating in this industry. According to the Minfa (2015) No. 33 “Advice to Encourage Private Capital to Participate in the Development of Pension Services”, jointly issued by ten ministries which include the Ministry of Civil Affairs and the Ministry of Finance of the People’s Republic of China, the Company is entitled to benefit from the sales tax exemption and business tax exemption policy. As such, the Company is not subject to income tax as of September 30, 2016.

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

As of and for the three-months and nine-months ended September 30, 2016

(Stated in U.S. Dollars)

(j)	Statutory reserves

Statutory reserves are referring to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations. The Company transferred $- and $15,208 from retained earnings to statutory reserves for the nine-months ended September 30, 2016 and the year ended December 31, 2015, respectively. PRC laws prescribe that an enterprise operating at a profit, must appropriate, on an annual basis, an amount equal to 10% of its profit. Such an appropriation is necessary until the reserve reaches a maximum that is equal to 50% of the enterprise’s PRC registered capital.

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

	9/30/2016	12/31/2015	9/30/2015

Period end/Year end RMB:	6.6694	6.4907	6.3538
US$ exchange rate

Average period/yearly RMB:	6.5792	6.2175	6.1606
US$ exchange rate

Period end/Year end HKD:	7.7548	7.7504	7.7499
US$ exchange rate

Average period/yearly HKD:	7.7633	7.7521	7.7527
US$ exchange rate

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US Dollars at the rates used in translation.

(l)	Financial Instruments

The Company’s financial instruments, including cash and equivalents, accounts and other receivables, accounts and other payables, accrued liabilities and short-term debt, have carrying amounts that approximate their fair values due to their short maturities. ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

China Senior Living Industry International Holding Corporation

Notes to Condensed Consolidated Financial Statements

As of and for the three-months and nine-months ended September 30, 2016

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

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

As of September 30, 2016 and December 31, 2015, the Company did not identify any assets and liabilities whose carrying amounts were required to be adjusted in order to present them at fair value.

At September 30, 2016:	Quoted in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$5,687	$-	$-	$5,687
Total financial assets	$5,687	$-	$-	$5,687

At December 31, 2015:	Quoted in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$42,166	$-	$-	$42,166
Total financial assets	$42,166	$-	$-	$42,166

(m)	Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

China Senior Living Industry International Holding Corporation

Notes to Condensed Consolidated Financial Statements

As of and for the three-months and nine-months ended September 30, 2016

(Stated in U.S. Dollars)

(n)	Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements. The Company’s current component of other comprehensive income includes the foreign currency translation adjustment and unrealized gain or loss.

The Company uses FASB ASC Topic 220, “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except the changes in paid-in capital and distributions to stockholders due to investments by stockholders. Comprehensive income for the periods ended September 30, 2016 and 2015 included net income and foreign currency translation adjustments.

(o)	Subsequent Events

The Company evaluated for subsequent events through the issuance date of the Company’s financial statements.

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

On January 5, 2016, the FASB issued ASU 2016-01 “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments.

The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017.

China Senior Living Industry International Holding Corporation

Notes to Condensed Consolidated Financial Statements

As of and for the three-months and nine-months ended September 30, 2016

(Stated in U.S. Dollars)

On February 25, 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)”, its new standard on accounting for leases. ASU 2016-02 introduces a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in ASC 606, the FASB’s new revenue recognition standard (e.g., those related to evaluating when profit can be recognized).

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

On March 15, 2016, the FASB issued ASU 2016-07 “Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting”, which simplifies the equity method of accounting by eliminating the requirement to retrospectively apply the equity method to an investment that subsequently qualifies for such accounting as a result of an increase in the level of ownership interest or degree of influence. Consequently, when an investment qualifies for the equity method (as a result of an increase in the level of ownership interest or degree of influence), the cost of acquiring the additional interest in the investee would be added to the current basis of the investor’s previously held interest and the equity method would be applied subsequently from the date on which the investor obtains the ability to exercise significant influence over the investee. The ASU further requires that unrealized holding gains or losses in accumulated other comprehensive income related to an available-for-sale security that becomes eligible for the equity method be recognized in earnings as of the date on which the investment qualifies for the equity method.

The guidance in the ASU is effective for all entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years; early adoption is permitted for all entities. Entities are required to apply the guidance prospectively to increases in the level of ownership interest or degree of influence occurring after the ASU’s effective date. Additional transition disclosures are not required upon adoption. The Company does not expect that the adoption of this update would have a significant effect on the Company’s consolidated financial position or results of operations.

China Senior Living Industry International Holding Corporation

Notes to Condensed Consolidated Financial Statements

As of and for the three-months and nine-months ended September 30, 2016

(Stated in U.S. Dollars)

On March 17, 2016, the FASB issued ASU 2016-08 “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, which amends the principal-versus-agent implementation guidance and illustrations in the Board’s new revenue standard (ASU 2014-09). The FASB issued the ASU in response to concerns identified by stakeholders, including those related to (1) determining the appropriate unit of account under the revenue standard’s principal-versus-agent guidance and (2) applying the indicators of whether an entity is a principal or an agent in accordance with the revenue standard’s control principle. Among other things, the ASU clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. As defined in the ASU, a specified good or service is “a distinct good or service (or a distinct bundle of goods or services) to be provided to the customer.” Therefore, for contracts involving more than one specified good or service, the entity may be the principal for one or more specified goods or services and the agent for others.

The ASU has the same effective date as the new revenue standard (as amended by the one-year deferral and the early adoption provisions in ASU 2015-14). In addition, entities are required to adopt the ASU by using the same transition method they used to adopt the new revenue standard.

On March 30, 2016, the FASB issued ASU 2016-09 “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.

The ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. The Company does not expect that the adoption of this update would have a significant effect on the Company’s consolidated financial position or results of operations.

On August 26, 2016, the FASB issued ASU 2016-15 “Statement of Cash flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, a consensus of the FASB Emerging Task Force”, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice.

The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. The amendments in this update should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company does not expect that the adoption of this update would have a significant effect on the Company’s consolidated financial position or results of operations.

On October 26, 2016, the FASB issued ASU 2016-17 “Consolidation (Topic 810): Interests Held through Related Parties that are under common control”, which amend the consolidation guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE.

Under the amendments, a single decision maker is not required to consider indirect interests held through related parties that are under common control with the single decision maker to be the equivalent of direct interests in their entirety. Instead, a single decision maker is required to include those interests on a proportionate basis consistent with indirect interests held through other related parties.

If, after performing that assessment, a reporting entity that is the single decision maker of a VIE concludes that it does not have the characteristics of a primary beneficiary, the amendments continue to require that reporting entity to evaluate whether it and one or more of its related parties under common control, as a group, have the characteristics of a primary beneficiary. If the single decision maker and its related parties that are under common control, as a group, have the characteristics of a primary beneficiary, then the party within the related party group that is most closely associated with the VIE is the primary beneficiary.

China Senior Living Industry International Holding Corporation

Notes to Condensed Consolidated Financial Statements

As of and for the three-months and nine-months ended September 30, 2016

(Stated in U.S. Dollars)

The amendments in this update improve GAAP because, in situations involving common control, a single decision maker focuses on the economics to which it is exposed when determining whether it is the primary beneficiary of a VIE before potentially evaluating which party is most closely associated with the VIE.

The ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. Companies are allowed to adopt the amendments early, including in an interim period. If an entity elects to adopt the amendments early in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company does not expect that the adoption of this update would have a significant effect on the Company’s consolidated financial position or results of operations.

Unless otherwise indicated, the Company is currently evaluating the impact that the pronouncements will have on the Company’s consolidated financial statements.

As of September 30, 2016, there are no other recently issued accounting standards not yet adopted that would or could have a material effect on the Company’s financial statements.

3. (LOSS)/EARNINGS PER SHARE

	Nine-months ended
	9/30/2016	9/30/2015
Basic (Loss)/Earnings Per Share:
Numerator:
Net (loss)/income used in computing basic
(loss)/earnings per share	$(13,866)	$172,496

Denominator:
Weighted average common shares
outstanding	56,000,007	56,000,007

Basic (loss)/earnings per share:	$(0.00)	$0.00

Diluted (Loss)/Earnings Per Share:
Numerator:
Net (loss)/income used in computing diluted
(Loss)/Earnings per share	$(13,866)	$172,496

Denominator:
Weighted average common shares
outstanding	56,000,007	56,000,007

Diluted (loss)/earnings per share	$(0.00)	$0.00

China Senior Living Industry International Holding Corporation

Notes to Condensed Consolidated Financial Statements

As of and for the three-months and nine-months ended September 30, 2016

(Stated in U.S. Dollars)

4. RELATED PARTY RECEIVABLES

Related party receivables consisted of the following as of September 30, 2016 and December 31, 2015:

	9/30/2016	12/31/2015
Wu, Jingmeng (1)	$946,711	$835,041
Xianyang Yifuge Elderly Apartment Co., Ltd. (“Xianyang”) (2)	3,494	7,984
	$950,205	$843,025

Related party receivable represented the following:

1.)	Advances made by the Company to Mr. Wu, Jingmeng. Mr. Wu is the deputy general manager of the Company. The funds will be used by Mr. Wu to pay for construction of a second senior home in Xianyang City, Shaanxi Province. The Company will provide management services to this new senior home after the construction is completed. The receivable had no impact on earnings. The balance of related party receivables is unsecured, interest-free and has no fixed terms of repayment. It is neither past due nor impaired. Management believes the amounts are recoverable.

2.)	Service fees earned that the Company has not collected as of balance sheet date in connection with the services rendered to Xianyang during the period. The balance of related party receivables is unsecured, interest-free and has no fixed terms of repayment. It is neither past due nor impaired. Management believes that the amount will be repaid in the next billing cycle. Xianyang is controlled by the management of the Company.

5. RELATED PARTY ADVANCES

Related party advances consisted of the following as of September 30, 2016 and December 31, 2015:

	9/30/2016	12/31/2015

Xianyang Yifuge Elderly Apartment Co., Ltd. (“Xianyang”)	$2,687	$1,322

Related party advances represented advances received in connection with services that have not yet been rendered to Xianyang but are expected to be in the future. Xianyang is controlled by the management of the Company.

China Senior Living Industry International Holding Corporation

Notes to Condensed Consolidated Financial Statements

As of and for the three-months and nine-months ended September 30, 2016

(Stated in U.S. Dollars)

6. RELATED PARTY PAYABLE

Related party payable consisted of the following as of September 30, 2016 and December 31, 2015:

	9/30/2016	12/31/2015
Liu, Shengli	$210,178	$210,178
Xianyang Yifuge Elderly Apartment Co., Ltd. (“Xianyang”)	109,816	-
	319,994	210,178

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

7. LEASE COMMITMENTS

On January 4, 2013, the Company entered into an operating lease agreement with a related party leasing for office space located in Xianyang City, Shaanxi Province. The lease expires on December 31, 2045. As of September 30, 2016 and December 31, 2015, the Company had commitments for future minimum lease payments under a non-cancelable operating lease as follows:

Period	9/30/2016	12/31/2015
Year 1	$1,200	$2,958
Year 2	2,879	2,958
Year 3	2,879	2,958
Year 4	2,879	2,958
Year 5	2,879	2,958
Thereafter	71,970	73,952
Total	$84,686	$88,742

China Senior Living Industry International Holding Corporation

Notes to Condensed Consolidated Financial Statements

As of and for the three-months and nine-months ended September 30, 2016

(Stated in U.S. Dollars)

8. RELATED PARTY TRANSACTION

As of September 30, 2016 and 2015, the Company had one client which represented 100% of the revenue. The client is a related party. The related party is controlled by the management of the Company:

	For the nine months ended
	9/30/2016	9/30/2015

Xianyang Yifuge Elderly Apartment Co., Ltd. (“Xianyang”)	$358,232	$397,897

9. CONCENTRATIONS AND RISKS

A.	Concentration

As of September 30, 2016, the Company had one client which represented 100% of the revenue. The client is a related party. The related party is controlled by the management of the Company.

B.	Economic and Political Risks

The Company’s operations are mainly conducted in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by changes in the political, economic, and legal environments in the PRC.

The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

10. SEGMENT INFORMATION

For the nine-months ended September 30, 2016 and 2015, all revenues of the Company represented the provision of management services to senior homes. No financial information by business segment is presented. Furthermore, as all revenues are derived from the PRC, no geographic information by geographical segment is presented.

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

Description of Business

The Company was incorporated in Nevada on January 13, 1986. On September 29, 2015, the Company's indirectly wholly-owned subsidiary Xian Qi Ying Senior Living, Inc (formerly known as Xi'an Qi Ying Bio-Tech Limited) ("Qi Ying") entered into a series of various interest entity ("VIE") agreements with Shanxi Yifuge Investments and Assets Co, Ltd ("Yifuge"), and accordingly, Yifuge became our affiliated operating company in China. As consideration, we issued 33,600,000 shares of common stock to Jincao Wu, who is the control person and owner of Yifuge and the Company's current chief executive officer. On September 29, 2015, our board of directors approved the transfer of Qi Ying's equity ownership in Hanzhong Hengtai Bio-Tech Limited ("Hengtai") to three individuals, Zhenheng Shao, Zhenguo Shao and Yongli Yang. Upon the completion of this equity transfer, Hengtai is no longer our indirectly wholly-owned subsidiary in China, and we ceased the business of plantation and sale of garden plants through Hengtai and became engaged in senior living and senior care business through Yifuge. On 31 December, 2015, Yifuge changed its name from Shanxi Yifuge Investments and Assets Co., Ltd to Shanxi Jinjiangshan Senior Living Management Co, Ltd.

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

Results of Operations

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

The following table summarizes the results of our operations during the three-months period ended September 30, 2016 and 2015, respectively and provides information regarding the dollar and percentage increase or (decrease) from the three-months period ended September 30, 2016 compared to the three-month period ended September 30, 2015.

(All amounts, other than percentages, stated in U.S. dollars)

Three months ended September 30,	Increase/	Increase/
2016	2015	(Decrease) ($)	(Decrease) (%)
Net revenues	120,014	136,138	(16,124)	(11.8)%
Cost of revenues	91,051	102,223	(11,172)	(10.9)%
Gross profit	28,963	33,915	(4,952)	(14.6)%
Operating expenses
Selling and marketing expenses	-	-	-	-	-
General and administrative expenses	35,922	9,187	26,735	291.0%
Operating (loss)/income	(6,959)	24,728	(31,687)	(128.1)%
Other income	5	108,548	(108,543)	(100)%
Net (loss)/income	(6,954)	133,276	(140,230)	(105.2)%

Revenue

Net revenues. Our net revenue for the three-months period ended September 30, 2016 amounted to $ 120,014, which represents a decrease of approximately $ 16,124, or 11.8%, from the three-months period ended September 30, 2015, in which our net revenue was $ 136,138.

Cost of Revenues. Our cost of revenue for the three-months period ended September 30, 2016 amounted to $ 91,051, which represents a decrease of approximately $ 11,172, or 10.9%, from the three-months period ended September 30, 2015, in which our cost of revenue was $ 102,223.

Gross Profit. Our gross profit for the three-months period ended September 30, 2016 amounted to $ 28,963, which represents a decrease of approximately $ 4,952, or 14.6%, from the three-months period ended September 30, 2015, in which our gross profit was $ 33,915.

Operating Expenses

Selling and Marketing Expenses. There were no selling expenses incurred in three-months period ended September 30, 2016 and 2015.

General and Administrative Expenses. We experienced an increase in general and administrative expenses of $ 26,735 from $ 9,187 to $ 35,922 for the there-months period ended September 30, 2016, compared to the same period in 2015. The increase was mainly due to the provision of additional professional fees resulted from the change in our major business in September 2015.

Operating(Loss)/Income

Our operating loss for the three-months period ended September 30, 2016 amounted to $6,954, whereas our operating income for the three-month periods ended September 30, 2015 amounted to $ 133,276, which was mainly due to the increase of general and administrative expenses and drop in other income.

Income Taxes

There were no income tax expenses incurred in for the three-months period ended September 30, 2016 and 2015.

Other income

Our other income (interest income) for the three-months period ended September 30, 2016 amounted to $ 5, whereas net other income in the same period of 2015 amounted to $ 108,548, which represented the waiver of unpaid interest expense.

Net (loss)/income

Taking into account of the above mentioned, our net loss for the three-months period ended September 30, 2016 amounted to $ 6,954, whereas net income amounted to $ 133,276 for the same period ended September, 30 2015.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

The following table summarizes the results of our operations during the Nine-months period ended September 30, 2016 and 2015, respectively and provides information regarding the dollar and percentage increase or (decrease) from the nine-months period ended September 30, 2016 compared to the nine-months period ended September 30, 2015.

(All amounts, other than percentages, stated in U.S. dollars)

Nine months ended September 30,	Increase/	Increase/
2016	2015	(Decrease) ($)	(Decrease) (%)
Net revenues	358,232	397,897	(39,665)	(10.0)%
Cost of revenues	256,145	272,941	(16,796)	(6.2)%
Gross profit	102,087	124,956	(22,869)	(18.3)%
Operating expenses
Selling and marketing expenses	-	-	-	-	-
General and administrative expenses	115,977	41,172	74,805	181.7%
Operating (loss)/income	(13,890)	83,784	(97,674)	(116.6)%
Other income	24	88,712	(88,688)	(100.0)%
Net (loss)/income	(13,866)	172,496	(186,362)	(108.0)%

Revenue

Net revenues. Our net revenue for the nine-months period ended September 30, 2016 amounted to $ 358,232, which represents a decrease of approximately $ 39,665, or 10.0%, from the nine-months period ended September 30, 2015, in which our net revenue was $ 397,897.

Cost of Revenues. Our cost of revenue for the nine-months period ended September 30, 2016 amounted to $ 256,145, which represents a decrease of approximately $ 16,796, or 6.2%, from the nine-months period ended September 30, 2015, in which our cost of revenue was $ 272,941.

Gross Profit. Our gross profit for the nine-months period ended September 30, 2016 amounted to $ 102,087, which represents a decrease of approximately $ 22,869, or 18.3%, from the nine-months period ended September 30, 2015, in which our gross profit was $ 124,956.

Operating Expenses

Selling and Marketing Expenses. There were no selling expenses incurred in nine-months period ended September 30, 2016 and 2015.

Generaland Administrative Expenses. We experienced an increase in general and administrative expense of $ 74,805 from $ 41,172 to $ 115,977 for the nine-months period ended September 30, 2016, compared to the same period in 2015. The increase was mainly due to the provision of additional professional fees resulted from the change in our major business in September 2015.

Operating(Loss)/Income

Our operating loss for the nine-months period ended September 30, 2016 amounted to $ 13,890, whereas our operating income for the nine-months period ended September 30, 2015 amounted to $ 83,784, which was mainly due to the increase of general and administrative expenses and drop in other income.

Income Taxes

There were no income tax expenses incurred in for the nine-months period ended September 30, 2016 and 2015.

Other income/(expense)

Our other income (interest income) for the nine-months period ended September 30, 2016 amounted to $ 24, whereas net other income in the same period of 2015 amounted to $ 88,712, which mainly represented the waiver of unpaid interest expense.

Net (loss)/income

Taking into account of the above mentioned, our net loss for the nine-months period ended September 30, 2016 amounted to $ 13,866, whereas net income amounted to $ 172,496 for the same period ended September, 30 2015.

Liquidity and Capital Resources General

As of September 30, 2016, our cash and cash equivalents was $ 5,687.

Based upon our present plans, we rely on our related party to provide financing in order to be solvent. However, if available liquidity is not sufficient to meet our operating obligations as they come due, our plans include pursuing equity financing arrangements or reducing expenditures as necessary to meet our cash requirements. There is no assurance that we will be able to raise additional capital or reduce discretionary spending to provide liquidity, if needed. Currently, the capital markets for small capitalization companies are difficult. Thus we cannot be sure of the availability or terms of any equity financing arrangements.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

	For the nine months ended Sept 30,
(Stated in U.S. dollars)	2016	2015
Net cash flows used in operating activities	(143,917)	(87,876)
Net cash flows used in investing activities	-	(373)
Net cash flows provided by financing activities	109,816	22,678
Effect of foreign currency translation on cash and cash equivalents	(2,378)	(4,209)

Operating Activities

Net cash used in operating activities for the nine-months period ended September 30, 2016 and 2015 were $ 143,917 and $ 87,876 respectively. The net increase of approximately $ 56,041 in net cash flows used in operating activities resulted primarily from the change of net income amounted to $ 172,496 in 2015 to net loss amounted to $ 13,866 in 2016.

Financing Activities

Net cash provided by financing activities for the nine-months period ended September 30, 2016 and 2015 were $ 109,816 and $ 22,678 respectively. The net increase of approximately $87,138 in net cash flows provided by financing activities resulted from the significant surge in increase in related party payable in 2016 when compared to that in 2015.

Subsequent Events

The Company has evaluated subsequent events through the issuance of the consolidated financial statements through November 14, 2016, which is the date the consolidated financial statements were available to be issued.

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

As of September 30, 2016, the Company's management carried out an evaluation, under the supervision and with the participation of the Company's chief executive officer and chief financial officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2016. The Company does not have a chief financial officer that is familiar with the accounting and reporting requirements of a U.S. publicly-listed company, nor does it have a financial staff with accounting and financial expertise in U.S. generally accepted accounting principles ("US GAAP") reporting. In addition, the Company does not believe it has sufficient documentation concerning its existing financial processes, risk assessment and internal controls. There are also certain deficiencies in the design or operation of the Company's internal control over financial reporting that has adversely affected its disclosure controls that may be considered to be "material weaknesses."

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

China Senior Living Industry International Holding Corporation

Date: November 14, 2016	By:	/s/ Jingcao Wu
Jingcao Wu
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Liping Cui
Liping Cui
Chief Financial Officer
(Principal Financial and Accounting Officer)

