Form 10-K
period 2016-12-31
China Senior Living Industry International Holding Corp
filed 2017-05-15
CIK 805729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

As of May 11, 2017, the registrant had 56,560,007 shares of common stock outstanding.

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

Since March 2012, Yifuge Elderly Apartment has engaged the Northwestern branch of China Construction Fourth Engineering Division Co., Ltd. as construction company to start a development project for a senior apartment housing complex (the "New Senior Housing Project") with anticipated total costs of RMB 630,000,000 (approximately $96,659,130) on a parcel of 101 mu (approximately 724,770 square feet) at Xianyang National High-tech Industrial Development Zone. This parcel of land was granted rights to use, transfer, lease, and mortgage by the People's Municipal Government of Xianyang to Yifuge Elderly Apartment for the period from October 9, 2012 to June 2062 for the purposes of medical research, healthcare, and charity. The construction of the phase I project has been completed featuring a ten-story efficiency apartment building with 500 beds; an eighteen-story family-based apartment building with 144 households; and a seven-story multi-functional medical building, and till now, these buildings are under internal decoration , it is expected to become operational and generate revenues by the end of 2017.

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

The term of the Management Services Agreement is 30 years commencing on December 1, 2012 and ending on December 31, 2045, unless terminated by either party earlier. We have been providing our services to Yifuge Elderly Apartment since December 1, 2012, and in return, we are paid a monthly management fee generated from assisted-living fees and caring fees from Yifuge Elderly Apartment's residents. Our revenues from such management fee was $522,551 and $470,787 in the years ended December 31, 2015 and December 31, 2016, respectively. Typically, residents of the elder apartments are senior citizens aged 60 and above who desire or need a more supportive living environment. They generally are first accepted as residents of a retirement centers unit and may later move to an assisted living facility.

Since March 2012, Yifuge Elderly Apartment has engaged the Northwestern branch of China Construction Fourth Engineering Division Co., Ltd. as construction company to start the New Senior Housing Project with anticipated total costs of RMB 630,000,000 (approximately $96,659,130) in a parcel of 101 mu (approximately 724,770 square feet) at Xianyang National High-tech Industrial Development Zone. This parcel of land was granted rights to use, transfer, lease, and mortgage by the People's Municipal Government of Xianyang to Yifuge Elderly Apartment for the period from October 9, 2012 to June 2062 for the purposes of medical research, healthcare, and charity. The phase I project has been completed featuring a ten-story efficiency apartment building with 500 beds; an eighteen-story family-based apartment building with 144 households; and a seven-story multi-functional medical building, and till now, these buildings are under internal decoration , it is expected to become operational and generate revenues by the end of 2017.

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

Employees

We currently employ a total of 62 full-time employees.

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

The substantial and continuing losses, and significant operating expenses incurred in the past may cause us to be unable to pursue all of our operational objectives if sufficient financing and/or additional cash from revenues is not realized. This raises doubt as to our ability to continue as a going concern.

As of December 31, 2016, the Company had accumulated deficits of $664,696 and due to the substantial losses in operations. Management’s plan to support the Company in operations and to maintain its business strategy is to raise funds through public and private offerings and to rely on officers and directors to perform essential functions with minimal compensation. If we do not raise all of the money we need from public or private offerings, we will have to find alternative sources, such as loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. If we require additional cash and cannot raise it, we will either have to suspend operations or cease business entirely.

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

Presently, we rely solely on our only client, Yifuge Elderly Apartment, to generate our revenues by receiving management fee for managing the Legacy Senior Housing Project and New Senior Housing Project. As of the date of this annual report, the New Senior Housing Project is under construction and expected to become operational by the end of 2017. Our revenues from such management fee was $522,551 and $470,787 in the years ended December 31, 2015 and December 31, 2016, respectively. Additionally, without a written and express termination clause, the Management Services Agreement may be terminable any time by either party, and we cannot assure you that this agreement would not be terminated. Any interruption to our relationship with or termination of the Management Services Agreement with Yifuge Elderly Apartment may materially adversely affect our results of operations and financial performance.

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

	High Bid	Low Bid
Period ended May 11, 2017	$0.1346	$0.1346

Fiscal Year 2017
First Quarter	$0.13	$0.13

Fiscal Year 2016

First Quarter	$0.44	$0.15
Second Quarter	$0.27	$0.16
Third Quarter	$0.20	$0.15
Fourth Quarter	$0.19	$0.13

Fiscal Year 2015

First Quarter	$0.40	$0.17
Second Quarter	$0.30	$0.17
Third Quarter	$0.30	$0.30
Fourth Quarter	$0.30	$0.17

As of May 11, 2017 the closing bid quote for our common stock was $0.1346 per share.

Stockholders of Record

As of May 11, 2017, we had 240 record holders of our common stock. Interwest Transfer Co., Inc., 1981 East 4800 South, Ste 100, Salt Lake City, UT 84111, Attn Melinda Orth is the transfer agent for our common stock.

Dividends

Holders of our common stock are entitled to dividends if declared by the Board of Directors out of funds legally available therefore. As of December 31, 2016, no cash dividends have been declared.

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

Recent Sales of Unregistered Securities

On December 16, 2016, the Company issued 560,000 unregistered shares to Hui Yuan Ventures Ltd., at the market value of $0.13 per share, in the total amount of US$72,800, for its services provided.

Recent Purchases of Equity Securities by us and our Affiliated Purchasers

We have not repurchased any of our common stock and have no publicly announced repurchase plans or programs as of December 31, 2016.

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

Description of Business

The Company was incorporated in Nevada on January 13, 1986. On September 29, 2015, the Company's indirectly wholly-owned subsidiary Xi'An Qi Ying Bio-Tech Limited ("Qi Ying") entered into a series of various interest entity ("VIE") agreements with Shaanxi Jinjiangshan Senior Living Management Co., Ltd. (formerly known as Shaanxi Yifuge Investments and Assets Co., Ltd., "Shaanxi Jinjiangshan"), and accordingly, ShaanxiJinjiangshan became our affiliated operating company in China. As consideration, we issued 33,600,000 shares of common stock to Jincao Wu, who is the control person and owner of Shaanxi Jinjiangshan and the Company's current chief executive officer. On September 29, 2015, our board of directors approved the transfer of Qi Ying's equity ownership in Hanzhong Hengtai Bio-Tech Limited ("Hengtai") to three individuals, Zhenheng Shao, Zhenguo Shao and Yongli Yang. Upon the completion of this equity transfer, Hengtai is no longer our indirectly wholly-owned subsidiary in China, and we ceased the business of plantation and sale of garden plants through Hengtai and became engaged in senior living and senior care business through Shaanxi Jinjiangshan. On December 31, 2015, Shaanxi Jinjiangshan changed its name from Shaanxi Yifuge Investments and Assets Co., Ltd to Shaanxi Jinjiangshan Senior Living Management Co, Ltd.

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

Results of Operations

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

The following table summarizes the results of our operations during the year ended December 31, 2016 and 2015, respectively and provides information regarding the dollar and percentage increase or (decrease) from the year ended December 31, 2016 compared to the year ended December 31, 2015.

(All amounts, other than percentages, stated in U.S. dollars)

	Year ended December 31,		Increase/	Increase/
	2016	2015	(Decrease) ($)	(Decrease) (%)
Net revenues	470,787	522,551	(51,764)	(9.91)%
Cost of revenues	335,998	356,512	(20,514)	(5.75)%
Gross profit	134,789	166,039	(31,250)	(18.82)%
Operating expenses
Selling and marketing expenses	-	-	-	-
General and administrative expenses	213,176	120,855	92,321	76.39%
Operating (loss)/income	(78,387)	45,184	(123,571)	(273.48)%
Net (loss)/income	(78,362)	510,187	(588,549)	(115.36)%

Revenue

Net revenues. Our net revenue for the year ended December 31, 2016 amounted to $470,787, which represents a decrease of approximately $51,764, or 9.91%, from the year ended on December 31, 2015, in which our net revenue was $522,551.

Cost of Revenues. Our cost of revenue for the year ended December 31, 2016 amounted to $335,998, which represents a decrease of approximately $20,514, or 5.75%, from the year ended December 31, 2015, in which our cost of revenue was $356,512.

Gross Profit. Our gross profit for the year ended December 31, 2016 amounted to $134,789, which represents a decrease of approximately $31,250, or 18.82%, from the year ended on December 31, 2015, in which our gross profit was $166,039.

Operating Expenses

Selling Expenses. There were no selling expenses incurred in 2016 and 2015.

General and Administrative Expenses. We experienced an increase in general and administrative expense of $92,321 from $120,855 to $213,176 for the year ended December 31, 2016, compared to the same period in 2015. The increase was mainly due to the provision of additional professional fees resulted from the change in our major business during 2015.

Operating Income

Operating income decreased $123,571, or 273.48%, to operating loss of $78,387 in 2016 from operating income of $45,184 in 2015 as a result of the increase of general and administrative expenses.

Income Taxes

There were no income tax expenses incurred in 2016 and 2015.

Net Income

Net income decreased $588,549, or 115.36%, to net loss of $78,362 in 2016 from net income of $510,187 in 2015 as a result of the increase of general and administrative expenses, and due to the fact that the Company recognized a one-time disposal gain in 2015.

Liquidity and Capital Resources General

At December 31, 2016 and 2015, cash and cash equivalents were $4,270 and $42,166, respectively.

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

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

	For the year ended December 31,
(Stated in U.S. dollars)	2016	2015
Net cash flows used in operating activities	(176,752)	(165,334)
Net cash flows used in investing activity	-	(370)
Net cash flows provided by financing activities	138,174	25,486
Effect of foreign currency translation on cash and cash equivalents	682	(4,223)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2016 was $176,752 and net cash provided by operating activities for the year ended December 31, 2015 was $165,334.

Investing Activity

Net cash used in investing activity for the year ended December 31, 2015 was $370. There were no investing activities in 2016. The increase of approximately $370 in net cash flows used in investing activities in 2015 resulted primarily from purchase of intangible asset.

Financing Activities

Net cash provided from financing activities for the year ended December 31, 2016 was $138,174, and net cash provided from financing activities for the year ended December 31, 2015 was $25,486. The increase is primarily due to increases in funding provided by the related party to support the Company’s operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements of the Company for the fiscal year ended December 31, 2016 and the notes thereto are set forth on page F-1 through F-24 of this Annual Report.

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

As of the end of the period covered by this Annual Report, our Chief Executive Officer and Principal Accounting Officer (the "Certifying Officers"), conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were, not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

Management’s Annual Report on Internal Controls Over Financial Reporting

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

As of December 31, 2016, we carried out an assessment of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2016. Management has specifically observed that our accounting systems and current staffing resources in our finance department are currently insufficient to support the complexity of our financial reporting requirements. We currently do not have adequate staff members in our accounting and finance department who have experience or specialized training in preparing financial statements in the form and format required by the SEC. We have also experienced difficulty in applying complex accounting and financial reporting disclosure rules as required under various aspects of GAAP and SEC reporting regulations including those relating to accounting for business combinations, intangible assets, derivatives and income taxes.

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

Changes in Internal Control over Financial Reporting.

During the period ended December 31, 2016, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors:

Name	Age	Position(s)	Position Since
Jincao Wu	45	Director and chief executive officer of the Company; president and chief executive officer of Shaanxi Jinjiangshan	September 2015
Zhongyang Shang(1)	64	Director and chairman of the board of directors, and president of the Company; director and vice president of Shaanxi Jinjiangshan	December 2015/ January 2016
Meng Wu	27	Director of the Company; assistant to the manager of Shaanxi Shaanxi Jinjiangshan	December 2015
Xiaobin Chen	45	Director of the Company	March 2016
Zhenghua Peng	73	Director of the Company	March 2016
Liping Cui	45	Chief financial officer and treasurer	September 2015

_________

(1) Mr. Shang passed away on April 14, 2017. As of the date of this filing, the Board continues to search for his replacement.

(2) All directors hold office for one-year terms until the election and qualification of their successors. Officers are elected annually by the board of directors and serve at the discretion of the board. The board intends to seek to appoint one or more additional directors who will be independent directors with suitable professional backgrounds.

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

Zhongyang Shang has ample experience in senior citizen service and business consulting background. He has served as the chairman of our board and director since December 2015, and our president since January 2016. He has also served as director and vice manager of Shaanxi Jinjiangshan since December 2012. From November 2008 to December 2012, Mr. Shang served as the consultant of Yifuge Elderly Apartment. Mr. Shang holds a B.A. in economic management from the Central Party School of the Communist Party of China. (1) Mr. Shang passed away on April 14, 2017.

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

Family Relationships

Jincao Wu, our director and chief executive officer is married to Zhongyang Shang, the former chairman of our board of directors and our president who was deceased on April 14, 2017.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Our company’s common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

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

Name of Officer	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total

Jincao Wu	2016	$-	--	--	--	--	--	--	--
	2015	$-	--	--	--	--	--	--	--

Liping Cui	2016	$-	--	--	--	--	--	--	--
	2015	$-	--	--	--	--	--	--	--

Option Grants in Last Fiscal Year

There were no options granted to any of the named executive officers during the year ended December 31, 2016.

During the year ended December 31, 2016, none of the named executive officers exercised any stock options.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of our capital stock, as of May 11, 2017 held by: (i) each person known by us to be the beneficial owner of 5% or more of the outstanding common stock, (ii) each executive officer and director of the Company, and (iii) all of our executive officers and directors as a group. As of May 11, 2017, the Company has 56,560,007 shares of Common Stock outstanding.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class
Director and Officers
Jincao Wu, director, chief executive officer	30,830,000	54.51%
Meng Wu, director	50,000	*
Liping Cui, chief financial officer	20,000	*
Xiaobin Chen, director	-	-
Zhenghua Peng, director	-	-
All officers and directors as a group (6 persons)	30,900,000	54.63%

5% Holders	30,830,000	54.51%
Jincao Wu, director, chief executive officer
All 5% holders as a group (1 person)

__________

* less than 1%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

Related Party Receivables

Related party receivables consisted of the following as of December 31, 2016 and 2015:

	12/31/2016	12/31/2015
Wu, Jingmeng (1)	$945,317	$835,041
Xianyang Yifuge Elderly Apartment Co., Ltd. (“Xianyang”) (2)	1,141	7,984
	$946,458	$843,025

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

Related Party Advances

Related party advances consisted of the following as of December 31, 2016 and 2015:

	12/31/2016	12/31/2015
Xianyang Yifuge Elderly Apartment Co., Ltd. (“Xianyang”)	$3,263	$1,322

Related party advances represented advances received in connection with services that have not yet been rendered to Xianyang but are expected to be in the future. Xianyang is controlled by the management of the Company.

Related Party Payable

Related party payable consisted of the following as of December 31, 2016 and 2015:

	12/31/2016	12/31/2015
Liu, Shengli	$210,178	$210,178
Xianyang Yifuge Elderly Apartment Co., Ltd. (“Xianyang”)	148,189	-
	358,367	210,178

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the Company's fiscal years ended December 31, 2016 and 2015, we were billed approximately $54,000 and $50,000 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2016 and 2015.

Tax Fees

For the Company's fiscal years ended December 31, 2016 and 2015, we were billed $5,200 and $0 for professional services rendered for tax compliance.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2016 and 2015.

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

PART IV

ITEM 15. EXHIBITS

(a) The following documents are filed as part of this report:

(1) Financial Statements and Report of Independent Registered Public Accounting Firm, which are set forth in the index to Consolidated Financial Statements on pages F-1 through F-24 of this report.

(2) Financial Statement Schedule: None.

(3) Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation of the Company (Incorporated by reference from Exhibit 3 to Patriot Investment Corporation’s Form 10-SB12G filed with the Commission on April 13, 1999)
3.2	Bylaws of the Company (Incorporated by reference from Exhibit 3 to Patriot Investment Corporation’s Form 10-SB12G filed with the Commission on April 13, 1999)
3.3*	Amendment of Articles of Incorporation filed with the Nevada Secretary of State on September 8, 2015
10.1	Securities Issuance Agreement, dated September 29, 2015, by and between Jincao Wu and the Registrant (1)
10.2	Exclusive Business Cooperation and Management Agreement, dated September 29, 2015, by and between Qi Ying and Shaanxi Jinjiangshan (1)
10.3	Exclusive Option Agreement, dated September 29, 2015, by and among Qi Ying, Shaanxi Jinjiangshan, and Shaanxi Jinjiangshan's shareholders, Jincao Wu and Zhongyang Shang (1)
10.4	Equity Interest Pledge Agreement, dated September 29, 2015 by and among Qi Ying, Shaanxi Jinjiangshan, and Shaanxi Jinjiangshan's shareholders, Jincao Wu and Zhongyang Shang (1)
10.5	Two Power of Attorney, dated September 29, 2015, between Jincao Wu and Qi Ying, and Zhongyang Shang and Qi Ying, respectively (1)
10.6	Promissory Note Conversion Agreement, dated September 29, 2015, between the Registrant and eight note holders (1)
14.1	Code of Ethics (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on December 19, 2008)

21.1*	Subsidiaries of Registrant
31.1*	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302
31.2*	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document XBRL
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

____________

(1)	Incorporated by reference to the Registrant's Form 8-K, filed on October 13, 2015.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

China Senior Living Industry International Holding Corporation

Date: May 15, 2017	By:	/s/ Jincao Wu
	Name:	Jincao Wu
	Title:	Chief Executive Officer

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

Signature	Title	Date

/s/ Jincao Wu	Director, chief executive officer (principal executive officer)	May 15, 2017
Jincao Wu

/s/ Liping Cui	Chief financial officer (principal financial officer)	May 15, 2017
Liping Cui

/s/ Meng Wu	Director	May 15, 2017
Meng Wu

/s/ Xiaobin Chen	Director	May 15, 2017
Xiaobin Chen

/s/ Zhenghua Peng	Director	May 15, 2017
Zhenghua Peng

China Senior Living Industry International Holding Corporation

Audited Consolidated Financial Statements

December 31, 2016 and 2015

(Stated in U.S. Dollars)

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

China Senior Living Industry International Holding Corporation

We have audited the accompanying consolidated balance sheets of China Senior Living Industry International Holding Corporation as of December 31, 2016 and 2015 and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Senior Living Industry International Holding Corporation as of December 31, 2016 and 2015 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company had incurred substantial losses, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 12. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

San Mateo, California	WWC, P.C.
May 15, 2017	Certified Public Accountants

China Senior Living Industry International Holding Corporation

Audited Consolidated Balance Sheets

As of December 31, 2016 and 2015

(Stated in U.S. Dollars)

ASSETS	12/31/2016	12/31/2015

Current assets
Cash and cash equivalents	$4,270	$42,166
Accounts receivable – related party, net	1,141	7,984
Related party receivable	945,317	835,041
Total current assets	950,728	885,191
Non-current asset
Intangible asset, net	199	283
TOTAL ASSETS	$950,927	$885,474

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued and other liabilities	$133,248	$142,358
Related party advances	3,263	1,322
Related party payable	358,367	219,052
TOTAL LIABILITIES	$494,878	$362,732

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	$-	$-
Common stock, $0.001 par value; 200,000,000 shares authorized, 56,560,007 shares and
56,000,007 shares issued and outstanding
as of December 31, 2016 and 2015, respectively	56,560	56,000
Additional paid in capital	1,083,474	1,011,234
Statutory reserve	53,594	41,208
Accumulated other comprehensive loss	(72,883)	(11,752)
Accumulated deficit	(664,696)	(573,948)
Total Stockholders’ equity	$456,049	$522,742

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$950,927	$885,474

See Accompanying Notes to the Financial Statements and Accountant’s Report

China Senior Living Industry International Holding Corporation

Audited Consolidated Statements of Income and Comprehensive Income

For the years ended December 31, 2016 and 2015

(Stated in U.S. Dollars)

	12/31/2016	12/31/2015

Revenues – related party	$470,787	$522,551
Cost of revenues	335,998	356,512
Gross profit	134,789	166,039

Operating expenses
General and administrative expenses	213,176	120,855

Operating (loss)/income	(78,387)	45,184

Other income/(expense)
Other income	-	494,509
Interest income	25	302
Interest expense	-	(29,808)
Total other income/(expense)	25	465,003

(Loss)/Earnings before tax	(78,362)	510,187

Income tax	-	-

Net (loss)/income	$(78,362)	$510,187

Other comprehensive income/(loss): income/(loss):
Foreign currency translation gain/(loss)	(61,131)	(47,090)
Comprehensive income/(loss)	$(139,493)	$463,097

(Loss)/Earnings per share
Basic	$(0.00)	$0.01
Diluted	$(0.00)	$0.01

Weighted average number of Common shares outstanding
Basic	56,023,021	56,000,007
Diluted	56,023,021	56,000,007

See Accompanying Notes to the Financial Statements and Accountant’s Report

China Senior Living Industry International Holding Corporation

Audited Consolidated Statements of Cash Flows

For the years ended December 31, 2016 and 2015

(Stated in U.S. Dollars)

	12/31/2016	12/31/2015

Cash flows from operating activities
Net (loss)/income	$(78,362)	$510,187
Depreciation and amortization	69	74
Gain from disposal	-	(375,989)
Stock based compensation – consulting services	72,800	-
Increase in related party receivable	(165,604)	(288,190)
Decrease in accrued liabilities	(7,775)	(12,796)
(Decrease)/increase in related party advances	2,120	1,380
Net cash (used in)/provided by operating activities	(176,752)	(165,334)

Cash flows from investing activities
Purchase of intangible asset	-	(370)
Net cash used in investing activities	-	(370)

Cash flows from financing activities
Increase in related party payable	138,174	25,486
Net cash provided by investing activities	138,174	25,486

Net decrease of cash and cash equivalents	(38,578)	(140,218)

Effect of foreign currency translation on cash and cash equivalents cash equivalents	682	(4,223)

Cash and cash equivalents – beginning of period	42,166	186,607
Cash and cash equivalents – end of period	$4,270	$42,166

Supplementary cash flow information:
Interest received	$25	$302
Interest paid	$-	$-
Income tax paid	$-	$-

Supplementary disclosure of non-cash activities:
a.) In 2015, the Company issued 2,720,000 shares of common stock as a result of conversion of note payable in the amount of $400,000 in principal and $84,800 in accrued interest.
b.) In 2016, the Company issued 560,000 shares of common stock in exchange for consulting service.

See Accompanying Notes to the Financial Statements and Accountant’s Report

China Senior Living Industry International Holding Corporation

Audited Consolidated Statements of Stockholder’s Equity

For the years ended December 31, 2016 and 2015

(Stated in U.S. Dollars)

					Accumulated
	Number		Additional		Other
	Of	Common	Paid-in	Statutory	Comprehensive	Accumulated
	Shares	Stock	Capital	Reserves	Income/(Loss)	Deficit	Total

Balance, January 1, 2015	53,280,007	53,280	905,943	26,000	35,338	(1,068,928)	(48,367)
Net income	-	-	-	-	-	134,199	134,199
Disposal of Hanzhong Hentai	-	-	(375,989)	-	-	375,989	-
Issuance of shares - convertible note	2,720,000	2,720	481,280	-	-	-	484,000
Appropriations to statutory reserves	-	-	-	15,208	-	(15,208)	-
Foreign currency translation adjustment	-	-	-	-	(47,090)	-	(47,090)
Balance, December 31, 2015	56,000,007	56,000	1,011,234	41,208	(11,752)	(573,948)	522,742

Balance, January 1, 2016	56,000,007	56,000	1,011,234	41,208	(11,752)	(573,948)	522,742
Net income	-	-	-	-	-	(78,362)	(78,362)
Issuance of shares – consulting expense	560,000	560	72,240	-	-	-	72,800
Appropriations to statutory reserves	-	-	-	12,386	-	(12,386)	-
Foreign currency translation adjustment	-	-	-	-	(61,131)	-	(61,131)
Balance, December 31, 2016	56,560,007	56,560	1,083,474	53,594	(72,883)	(664,696)	456,049

See Accompanying Notes to the Financial Statements and Accountant’s Report

China Senior Living Industry International Holding Corporation

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

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

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

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

(d) Correction of error

The Company has discovered that previously issued financial statements included an error related to the classification of certain liability. Management has determined that the error is not material and did not require a restatement of the financial statements. There was no impact in the earnings and the earnings per share for the year ended December 31, 2015. The financial statements as of and for the year ended December 31, 2015 presented herein reflects the correct classification.

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

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

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

As of December 31, 2016, the detailed identities of the consolidating subsidiaries are as follows:

	Place of	Attributable	Registered
Name of Company	incorporation	equity interest %	capital

Financial International (Hong Kong) Holdings Company Limited	Hong Kong	100%	HKD 10,000,000

Spone Limited	Hong Kong	100%	HKD 1

Xi’an Qi Ying Senior Living, Inc (“Qi Ying”)	PRC	100%	RMB 50,000

Shaanxi Jinjiangshan Senior Living Management Co. Ltd	PRC	Variable Interest Entity, with Qi Ying as the primary beneficiary	RMB 3,000,000

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

China Senior Living Industry International Holding Corporation

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

(Stated in U.S. Dollars)

(e) Accounts receivable

Accounts receivable are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred.

(f) Revenue recognition

The Company records revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

The Company's revenue consists of management services rendered to senior homes. Service revenue is recognized when the service is performed.

(g) Cost of revenue

The cost for providing management services is comprised of direct labor wages and purchasing cost of food for preparing meals for the seniors.

(h) General & administrative expenses

General and administrative expenses include general overhead such as the office rental and utilities.

(i)Advertising

All advertising costs are expensed as incurred. For the years ended December 31, 2016 and 2015, there was no advertising costs incurred.

(j) Income taxes

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

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

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

In order to encourage enterprises to operate senior homes, PRC tax law provides a tax holiday by waiving the income tax for entities operating in this industry. According to the Minfa (2015) No. 33 “Advice to Encourage Private Capital to Participate in the Development of Pension Services”, jointly issued by ten ministries which include the Ministry of Civil Affairs and the Ministry of Finance of the People’s Republic of China, the Company is entitled to benefit from the sales tax exemption and business tax exemption policy. As such, the Company is not subject to income tax as of December 31, 2016.

(k) Stock-based Compensation

We recognize compensation expense for stock-based compensation in accordance with ASC Topic 718. For employee stock-based awards, we calculate the fair value of the award on the date of grant using the Black-Scholes method for stock options and the quoted price of our common stock. The expense is recognized over the service period for awards expected to vest. For nonemployee stock-based awards, we calculate the fair value of the award on the date of grant in the same manner as employee awards. However, the awards are revalued at the end of each reporting period and the pro rata compensation expense is adjusted accordingly until such time the nonemployee award is fully vested, at which time the total compensation recognized to date equals the fair value of the stock-based award as calculated on the measurement date, which is the date at which the award recipient’s performance is complete. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

The Black-Scholes option valuation model is used to estimate the fair value of the warrants or options granted. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options or warrants. The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the warrants or options granted.

(l)Earnings per share

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

China Senior Living Industry International Holding Corporation

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

(Stated in U.S. Dollars)

(m) Statutory reserves

Statutory reserves are referring to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations. The Company transferred $12,386 and $15,208 from retained earnings to statutory reserves for the years ended December 31, 2016 and 2015, respectively. PRC laws prescribe that an enterprise operating at a profit, must appropriate, on an annual basis, an amount equal to 10% of its profit. Such an appropriation is necessary until the reserve reaches a maximum that is equal to 50% of the enterprise’s PRC registered capital. The amount is not available for payment of dividends.

(n) Foreign currency translation

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

	12/31/2016	12/31/2015
Period end/Year end RMB:	6.9437	6.4907
US$ exchange rate
Average period/yearly RMB:	6.6430	6.2175
US$ exchange rate

Period end/Year end HKD:	7.7543	7.7504
US$ exchange rate
Average period/yearly HKD:	7.7617	7.7521
US$ exchange rate

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US Dollars at the rates used in translation.

(o) Financial Instruments

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

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

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

As of December 31, 2016 and 2015, the Company did not identify any assets and liabilities whose carrying amounts were required to be adjusted in order to present them at fair value.

At December 31, 2016:	Quoted in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$4,270	$-	$-	$4,270
Total financial assets	$4,270	$-	$-	$4,270

At December 31, 2015:	Quoted in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$42,166	$-	$-	$42,166
Total financial assets	$42,166	$-	$-	$42,166

(p) Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

(q) Comprehensive income

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

China Senior Living Industry International Holding Corporation

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

(Stated in U.S. Dollars)

The Company uses FASB ASC Topic 220, “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except the changes in paid-in capital and distributions to stockholders due to investments by stockholders. Comprehensive income for the years ended December 31, 2016 and 2015 included net income and foreign currency translation adjustments.

(r) Subsequent Events

The Company evaluated for subsequent events through the issuance date of the Company’s financial statements.

(s) Recent accounting pronouncements

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

China Senior Living Industry International Holding Corporation

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

(Stated in U.S. Dollars)

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

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

(Stated in U.S. Dollars)

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

As of December 31, 2016, there are no other recently issued accounting standards not yet adopted that would or could have a material effect on the Company’s financial statements.

China Senior Living Industry International Holding Corporation

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

(Stated in U.S. Dollars)

3. (LOSS)/EARNINGS PER SHARE

	For the years ended
	12/31/2016	12/31/2015
Basic (Loss)/Earnings Per Share:
Numerator:
Net (loss)/income used in computing basic (loss)/earnings per share	$(78,362)	$510,187

Denominator:
Weighted average common shares outstanding	56,023,021	56,000,007
Basic (loss)/earnings per share:	$(0.00)	$0.01

Diluted (Loss)/Earnings Per Share:
Numerator:
Net (loss)/income used in computing diluted (Loss)/Earnings per share	$(78,362)	$510,187

Denominator:
Weighted average common shares outstanding	56,023,021	56,000,007
Diluted (loss)/earnings per share	$(0.00)	$0.01

4. ACCOUNTS RECEIVABLE - RELATED PARTY

Accounts receivable - related party consisted of the following as of December 31, 2016 and 2015:

	12/31/2016	12/31/2015
Xianyang Yifuge Elderly Apartment Co., Ltd. (“Xianyang”)	1,141	7,984

The balance represents service fees earned that the Company has not collected as of balance sheet date in connection with the services rendered to Xianyang during the period. The balance of the receivable is unsecured, interest-free and has no fixed terms of repayment. It is neither past due nor impaired. Management believes that the amount will be repaid in the next billing cycle, and, therefore, did not provide any allowances for bad debts during the years ended December 31, 2016 and 2015. Xianyang is controlled by the management of the Company.

China Senior Living Industry International Holding Corporation

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

(Stated in U.S. Dollars)

5. RELATED PARTY RECEIVABLES

Related party receivables consisted of the following as of December 31, 2016 and 2015:

	12/31/2016	12/31/2015
Wu, Jingmeng	$945,317	$835,041

Related party receivable represented the following:

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

6. INTANGIBLE ASSETS, NET

Intangible assets consisted of the following as of December 31, 2016 and 2015:

	12/31/2016	12/31/2015
Software, at cost	$331	$354
Less accumulated amortization	(132)	(71)
	$199	$283

Amortization expense for the years ended December 31, 2016 and 2015 was $69 and $74, respectively.

7. ACCRUED AND OTHER LIABLITIES

Accrued and other liabilities consisted of the following as of December 31, 2016 and 2015:

	12/31/2016	12/31/2015
Wages payable	$19,048	$20,449
Accrued professional and consulting fees	114,200	121,909
	$133,248	$142,358

China Senior Living Industry International Holding Corporation

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

(Stated in U.S. Dollars)

8. RELATED PARTY ADVANCES

Related party advances consisted of the following as of December 31, 2016 and 2015:

	12/31/2016	12/31/2015
Xianyang Yifuge Elderly Apartment Co., Ltd. (“Xianyang”)	$3,263	$1,322

Related party advances represented advances received in connection with services that have not yet been rendered to Xianyang but are expected to be in the future. Xianyang is controlled by the management of the Company.

9.RELATED PARTY PAYABLE

Related party payable consisted of the following as of December 31, 2016 and 2015:

	12/31/2016	12/31/2015
Liu, Shengli	$210,178	$210,178
Xianyang Yifuge Elderly Apartment Co., Ltd. (“Xianyang”)	148,189	-
	358,367	210,178

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

10.LEASE COMMITMENTS

On January 4, 2013, the Company entered into an operating lease agreement with a related party leasing for office space located in Xianyang City, Shaanxi Province. The lease expires on December 31, 2045. No deposit is paid with this lease. As of December 31, 2016 and 2015, the Company had commitments for future minimum lease payments under a non-cancelable operating lease as follows:

Period	12/31/2016	12/31/2015
Year 1	$2,765	$2,958
Year 2	2,765	2,958
Year 3	2,765	2,958
Year 4	2,765	2,958
Year 5	2,765	2,958
Thereafter	66,362	73,952
Total	$80,187	$88,742

Rental expenses for the years ended December 31, 2016 and 2015 were 2,890 and 3,088, respectively. Rental expenses are recognized on a straight line basis.

China Senior Living Industry International Holding Corporation

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

(Stated in U.S. Dollars)

11. INCOME TAX

All of the Company’s operations are in the PRC, and in accordance with the relevant tax laws and regulations. The corporate income tax rate in China is 25%.

In order to encourage enterprises to operate senior homes, PRC tax law provides a tax holiday by waiving the income tax for entities operating in this industry. According to the Minfa (2015) No. 33 “Advice to Encourage Private Capital to Participate in the Development of Pension Services”, jointly issued by ten ministries which include the Ministry of Civil Affairs and the Ministry of Finance of the People’s Republic of China, the Company is entitled to benefit from the sales tax exemption and business tax exemption policy. As such, the Company is not subject to income tax as of December 31, 2016. As of the date of this report, the Company does not expect that this tax exemption policy will terminate in the near future.

The Company is subject to US Federal tax laws. The Company has not recognized an income tax benefit for its operating losses in the United States because the Company does not expect to commence active operations in the United States. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. Deferred tax asset is calculated based on the statutory average rate of 34%.

FIHK and Spone are incorporated in Hong Kong and are subject to Hong Kong profits tax at a tax rate of 16.5%. No provision for Hong Kong profits tax has been made as FIHK and Spone had no taxable income during the reporting period. The Company has not recognized an income tax benefit for its operating losses in Hong Kong because the Company does not expect to commence active operations in Hong Kong. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. Deferred tax asset is calculated based on the statutory average rate of 16.5%.

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for the periods ended December 31, 2016 and 2015:

	12/31/2016	12/31/2015
Income attributed to PRC operations	$123,859	$528,062
Loss attributed to US and HK entities	(202,221)	(17,875)
Income/(loss) before tax	$(78,363)	$510,187

PRC Statutory Tax at 25% Rate	30,965	132,016
Effect of tax exemption granted	(30,965)	(132,016)
Income tax	-	-

China Senior Living Industry International Holding Corporation

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

(Stated in U.S. Dollars)

Per Share Effect of Tax Exemption

	12/31/2016	12/31/2015
Effect of tax exemption granted	$30,965	$132,016
Weighted-Average Shares Outstanding Basic	56,023,021	56,000,007
Per share effect	$0.00	0.00

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows for the periods ended December 31, 2016 and 2015:

	12/31/2016	12/31/2015
U.S. federal statutory income tax rate	34%	34%
Lower rates in PRC, net	(9%)	(9%)
Tax holiday for senior care industry	(25%)	(25%)
The Company’s effective tax rate	0%	0%

12. OTHER INCOME

For the years ended December 31, 2016 and 2015, other income is consisted of the following:

	For the years ended
	12/31/2016	12/31/2015
Gain on disposal (1)	$-	$375,989
Waiver of accrued interests (2)	-	118,520
	-	494,509

(1)	As a result of the disposal of Hentai on September 29, 2015, the Company recorded a one-time disposal gain in the amount of 375,989.

(2)	As a result of the conversion of promissory notes on September 29, 2015, the note holders agreed to waive all unpaid interests in the amount of 118,520.

China Senior Living Industry International Holding Corporation

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

(Stated in U.S. Dollars)

13. RELATED PARTY TRANSACTION

As of December 31, 2016 and 2015, the Company had one client which represented 100% of the revenue. The client is a related party. The related party is controlled by the management of the Company:

	For the years ended
	12/31/2016	12/31/2015
Xianyang Yifuge Elderly Apartment Co., Ltd. (“Xianyang”)	$470,787	$522,551

14. CONCENTRATIONS AND RISKS

A. Concentration

As of December 31, 2016, the Company had one client which represented 100% of the revenue. The client is a related party. The related party is controlled by the management of the Company.

As of December 31, 2016, the Company has a material balance due from a related party. There is a concentration risk if the balance is not repaid and would create a material impact in the Company’s financial position and liquidity.

Cash deposits with banks are held in financial institutions in China, which are insured with deposit protection up to RMB500,000 (approximately $72,008). Accordingly, the Company does not have a concentration of credit risk related to bank deposits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk.

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

15. SEGMENT INFORMATION

As of and for the years ended December 31, 2016 and 2015, all revenues of the Company represented the provision of management services to senior homes. No financial information by business segment is presented. Furthermore, as all revenues are derived from the PRC, no geographic information by geographical segment is presented.

China Senior Living Industry International Holding Corporation

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

(Stated in U.S. Dollars)

16. GOING CONCERN UNCERTAINTIES

These financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of December 31, 2016, the Company had accumulated deficits of $664,696 due to the substantial losses in operations from increases in general and administrative expenses, and a related party owed a significant balance to the Company that has not been repaid, which has limited the Company’s liquidity. Management’s plan to support the Company in operations and to maintain its business strategy is to raise funds through public and private offerings and to rely on officers and directors to perform essential functions with minimal compensation. If we do not raise all of the money we need from public or private offerings, we will have to find alternative sources, such as loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. If we require additional cash and cannot raise it, we will either have to suspend operations or cease business entirely.

The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

17. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the issuance of the consolidated financial statements and no subsequent events were identified that required adjustment to a disclosure in the consolidated financial statements.

