Form 10-Q
period 2017-03-31
China Senior Living Industry International Holding Corp
filed 2017-05-22
CIK 805729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017, or

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

(011) (86) 29-33257666

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 18, 2017, the Registrant had 56,560,007 shares of common stock outstanding.

Throughout this Quarterly Report on Form 10-Q, the “Company”, “we,” “us,” and “our,” refer to China Senior Living Industry International Holding Corporation, a Nevada corporation and all of its subsidiaries unless otherwise indicated or the context otherwise requires.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements. The statements herein which are not historical reflect our current expectations and projections about the Company’s future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and our interpretation of what we believe to be significant factors affecting our business, including many assumptions about future events. Such forward-looking statements include statements regarding, among other things:

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

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “will,” “plan,” “could,” “target,” “contemplate,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these or similar words. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including the ability to raise sufficient capital to continue the Company’s operations. These statements may be found under Part I, Item 2-”Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as elsewhere in this Quarterly Report on Form 10-Q generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, matters described in this Quarterly Report on Form 10-Q.

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

3

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

China Senior Living Industry International Holding Corporation

Unaudited Condensed Consolidated Financial Statements

March 31, 2017 and December 31, 2016

(Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

China Senior Living Industry International Holding Corporation

We have reviewed the accompanying interim condensed consolidated balance sheets of China Senior Living Industry International Holding Corporation (“the Company”) as of March 31, 2017 and December 31, 2016, and the related condensed consolidated statements of income and comprehensive income and cash flows for the three-month period ended March 31, 2017 and 2016. These interim condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of China Senior Living Industry International Holding Corporation as of December 31, 2016, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated May 15, 2017, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2016, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the financial statements, the Company had incurred substantial losses, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 15. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

San Mateo, California	WWC, P.C.
May 22, 2017	Certified Public Accountants

China Senior Living Industry International Holding Corporation

Condensed Consolidated Balance Sheets (Unaudited)

As of March 31, 2017 and December 31, 2016

(Stated in U.S. Dollars)

	3/31/2017	12/31/2016
ASSETS

Current assets
Cash and cash equivalents	$25,852	$4,270
Accounts receivable – related party, net	215	1,141
Related party receivable	967,124	945,317
Total current assets	993,191	950,728
Non-current asset
Intangible asset, net	202	199
TOTAL ASSETS	$993,393	$950,927

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued and other liabilities	$148,476	$133,248
Related party advances	389	3,263
Related party payable	345,319	358,367
TOTAL LIABILITIES	$494,184	$494,878

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	$-	$-
Common stock, $0.001 par value; 200,000,000 shares authorized, 56,560,007 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	56,560	56,560
Additional paid in capital	1,083,474	1,083,474
Statutory reserve	53,594	53,594
Accumulated other comprehensive loss	(65,843)	(72,883)
Accumulated deficit	(628,576)	(664,696)
Total Stockholders’ equity	$499,209	$456,049

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$993,393	$950,927

See Accompanying Notes to the Financial Statements and Accountant’s Report

China Senior Living Industry International Holding Corporation

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

For the three-month period ended March 31, 2017 and 2016

(Stated in U.S. Dollars)

	3/31/2017	3/31/2016

Revenues – related party	$118,397	$115,728
Cost of revenues	78,171	84,065
Gross profit	40,226	31,663

Operating expenses
General and administrative expenses	4,108	32,759

Operating income/(loss)	36,118	(1,096)

Other income
Interest income	2	11
Total other income	2	11

Earnings/(loss) before tax	36,120	(1,085)

Income tax	-	-

Net income/(loss)	$36,120	$(1,085)

Other comprehensive income:
Foreign currency translation gain	7,040	6,087
Comprehensive income	$43,160	$5,002

Earnings/(loss) per share
Basic	$0.00	$(0.00)
Diluted	$0.00	$(0.00)

Weighted average number of Common shares outstanding
Basic	56,560,007	56,000,007
Diluted	56,560,007	56,000,007

See Accompanying Notes to the Financial Statements and Accountant’s Report

China Senior Living Industry International Holding Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the three-month period ended March 31, 2017 and 2016

(Stated in U.S. Dollars)

	3/31/2017	3/31/2016

Cash flows from operating activities
Net income/(loss)	$36,120	$(1,085)
Increase in other receivable	-	(58,934)
(Increase)/decrease in related party receivable	(13,596)	4,829
Increase in accrued liabilities	81	22,276
(Decrease)/increase in related party advances	(2,903)	1,516
Net cash provided by/(used in) operating activities	19,702	(31,398)

Cash flows from financing activities
Increase in related party payable	1,874	8,586
Net cash provided by investing activities	1,874	8,586

Net increase/(decrease) of cash and cash equivalents	21,576	(22,812)

Effect of foreign currency translation on cash and cash equivalents cashceequivalents	6	692

Cash and cash equivalents – beginning of period	4,270	42,166
Cash and cash equivalents – end of period	$25,852	$20,046

Supplementary cash flow information:
Interest received	$2	$11
Interest paid	$-	$-
Income tax paid	$-	$-

See Accompanying Notes to the Financial Statements and Accountant’s Report

China Senior Living Industry International Holding Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2017 and December 31, 2016

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

China Senior Living Industry International Holding Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2017 and December 31, 2016

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

China Senior Living Industry International Holding Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2017 and December 31, 2016

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

As of March 31, 2017, the detailed identities of the consolidating subsidiaries are as follows:

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

China Senior Living Industry International Holding Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2017 and December 31, 2016

(Stated in U.S. Dollars)

The Company’s revenue consists of management services rendered to senior homes. Service revenue is recognized when the service is performed.

(g) Cost of revenue

The cost for providing management services is comprised of direct labor wages and purchasing cost of food for preparing meals for the seniors.

(h) General & administrative expenses

General and administrative expenses include general overhead such as the office rental and utilities.

(i) Advertising

All advertising costs are expensed as incurred. For the three-month period ended March 31, 2017 and 2016, there was no advertising costs incurred.

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

Effective January 1, 2008, PRC government implemented a new 25% tax rate across the board for all enterprises regardless of whether domestic or foreign enterprise without any tax holiday which is defined as “two-year exemption followed by three-year half exemption” hitherto enjoyed by tax payers. As a result of the new tax law of a standard 25% tax rate, tax holidays terminated as of December 31, 2007. However, PRC government has established a set of transition rules to allow enterprises that were already participating in tax holidays before January 1, 2008, to continue enjoying the tax holidays until they had been fully utilized.

China Senior Living Industry International Holding Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2017 and December 31, 2016

(Stated in U.S. Dollars)

In order to encourage enterprises to operate senior homes, PRC tax law provides a tax holiday by waiving the income tax for entities operating in this industry. According to the Minfa (2015) No. 33 “Advice to Encourage Private Capital to Participate in the Development of Pension Services”, jointly issued by ten ministries which include the Ministry of Civil Affairs and the Ministry of Finance of the People’s Republic of China, the Company is entitled to benefit from the sales tax exemption and business tax exemption policy. As such, the Company is not subject to income tax as of March 31, 2017.

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

(l) Earnings per share

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

(m) Statutory reserves

Statutory reserves are referring to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations. The Company transferred $- and $12,386 from retained earnings to statutory reserves for the three-month period ended March 31, 2017 and for the year ended December 31, 2016, respectively. PRC laws prescribe that an enterprise operating at a profit, must appropriate, on an annual basis, an amount equal to 10% of its profit. Such an appropriation is necessary until the reserve reaches a maximum that is equal to 50% of the enterprise’s PRC registered capital. The amount is not available for payment of dividends.

China Senior Living Industry International Holding Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2017 and December 31, 2016

(Stated in U.S. Dollars)

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

	3/31/2017	12/31/2016	3/31/2016

Period end/Year end RMB:	6.8905	6.9437	6.4479
US$ exchange rate

Average period/yearly RMB:	6.8882	6.6430	6.5395
US$ exchange rate

Period end/Year end HKD:	7.7705	7.7543	7.7545
US$ exchange rate

Average period/yearly HKD:	7.7602	7.7617	7.7734
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

China Senior Living Industry International Holding Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2017 and December 31, 2016

(Stated in U.S. Dollars)

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

As of March 31, 2017 and December 31, 2016, the Company did not identify any assets and liabilities whose carrying amounts were required to be adjusted in order to present them at fair value.

At March 31, 2017:	Quoted in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$25,852	$-	$-	$25,852
Total financial assets	$25,852	$-	$-	$25,852

At December 31, 2016:	Quoted in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$4,270	$-	$-	$4,270
Total financial assets	$4,270	$-	$-	$4,270

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

The Company uses FASB ASC Topic 220, “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except the changes in paid-in capital and distributions to stockholders due to investments by stockholders. Comprehensive income for the three-month period ended March 31, 2017 and 2016 included net income and foreign currency translation adjustments.

China Senior Living Industry International Holding Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2017 and December 31, 2016

(Stated in U.S. Dollars)

(r) Subsequent events

The Company evaluated for subsequent events through the issuance date of the Company’s financial statements.

(s) Unaudited interim financial information

These unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

The consolidated balance sheets and certain comparative information as of December 31, 2016 are derived from the audited consolidated financial statements and related notes for the year ended December 31, 2016 (“2016 Annual Financial Statements”), included in the Company’s 2016 Annual Report on Form 10-K. These unaudited interim condensed consolidated financial statements should be read in conjunction with the 2016 Annual Financial Statements.

(t) Recent accounting pronouncements

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

China Senior Living Industry International Holding Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2017 and December 31, 2016

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

On January 23, 2017, the FASB issued ASU 2017-03, which amends certain SEC guidance in the FASB Accounting Standards Codification in response to SEC staff announcements made at the September 22, 2016, and November 17, 2016, EITF meetings.

The announcements addressed the following topics:

•	The “additional qualitative disclosures” that a registrant is expected to provide when it “cannot reasonably estimate the impact” that ASUs 2014-09, 2016-02, and 2016-13 will have in applying the guidance in SAB Topic 11.M (announcement made at the September 22, 2016, EITF meeting).

•	Guidance in ASC 323 related to the amendments made by ASU 2014-01 regarding use of the proportional amortization method in accounting for investments in qualified affordable housing projects (announcement made at the November 17, 2016, EITF meeting).

Unless otherwise indicated, the Company is currently evaluating the impact that the pronouncements will have on the Company’s consolidated financial statements.

As of March 31, 2017, there are no other recently issued accounting standards not yet adopted that would or could have a material effect on the Company’s financial statements.

China Senior Living Industry International Holding Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2017 and December 31, 2016

(Stated in U.S. Dollars)

3. (LOSS)/EARNINGS PER SHARE

	For the three-month ended
	3/31/2017	3/31/2016
Basic (Loss)/Earnings Per Share:
Numerator:
Net (loss)/income used in computing basic (loss)/earnings per share	$36,120	$(1,085)

Denominator:
Weighted average common shares outstanding	56,560,007	56,000,007
Basic (loss)/earnings per share:	$0.00	$(0.00)

Diluted (Loss)/Earnings Per Share:
Numerator:
Net (loss)/income used in computing diluted (Loss)/Earnings per share	$36,120	$(1,085)

Denominator:
Weighted average common shares outstanding	56,560,007	56,000,007
Diluted (loss)/earnings per share	$0.00	$(0.00)

4. ACCOUNTS RECEIVABLE - RELATED PARTY

Accounts receivable - related party consisted of the following as of March 31, 2017 and December 31, 2016:

	3/31/2017	12/31/2016
Xianyang Yifuge Elderly Apartment Co., Ltd. (“Xianyang”)	215	1,141

The balance represents service fees earned that the Company has not collected as of balance sheet date in connection with the services rendered to Xianyang during the period. The balance of the receivable is unsecured, interest-free and has no fixed terms of repayment. It is neither past due nor impaired. Management believes that the amount will be repaid in the next billing cycle, and, therefore, did not provide any allowances for bad debts during the three-month period ended March 31, 2017 and 2016. Xianyang is controlled by the management of the Company.

China Senior Living Industry International Holding Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2017 and December 31, 2016

(Stated in U.S. Dollars)

5. RELATED PARTY RECEIVABLES

Related party receivables consisted of the following as of March 31, 2017 and December 31, 2016:

	3/31/2017	12/31/2016
Wu, Jingmeng	$967,124	$945,317

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

6. INTANGIBLE ASSETS, NET

Intangible assets consisted of the following as of March 31, 2017 and December 31, 2016:

	3/31/2017	12/31/2016
Software, at cost	$335	$331
Less accumulated amortization	(133)	(132)
	$202	$199

Amortization expense was not charged for the three-month period ended March 31, 2017 and 2016.

7. ACCRUED AND OTHER LIABLITIES

Accrued and other liabilities consisted of the following as of March 31, 2017 and December 31, 2016:

	3/31/2017	12/31/2016
Wages payable	$19,206	$19,048
Accrued professional and consulting fees	129,270	114,200
	$148,476	$133,248

China Senior Living Industry International Holding Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2017 and December 31, 2016

(Stated in U.S. Dollars)

8. RELATED PARTY ADVANCES

Related party advances consisted of the following as of March 31, 2017 and December 31, 2016:

	3/31/2017	12/31/2016
Xianyang Yifuge Elderly Apartment Co., Ltd. (“Xianyang”)	$389	$3,263

Related party advances represented advances received in connection with services that have not yet been rendered to Xianyang but are expected to be in the future. Xianyang is controlled by the management of the Company.

9. RELATED PARTY PAYABLE

Related party payable consisted of the following as of March 31, 2017 and December 31, 2016:

	3/31/2017	12/31/2016
Liu, Shengli	$210,178	$210,178
Xianyang Yifuge Elderly Apartment Co., Ltd. (“Xianyang”)	135,141	148,189
	345,319	358,367

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

10. LEASE COMMITMENTS

On January 4, 2013, the Company entered into an operating lease agreement with a related party leasing for office space located in Xianyang City, Shaanxi Province. The lease expires on December 31, 2045. No deposit is paid with this lease. As of March 31, 2017 and December 31, 2016, the Company had commitments for future minimum lease payments under a non-cancelable operating lease as follows:

Period	3/31/2017	12/31/2016
Year 1	$2,786	$2,765
Year 2	2,786	2,765
Year 3	2,786	2,765
Year 4	2,786	2,765
Year 5	2,786	2,765
Thereafter	66,178	66,362
Total	$80,108	$80,187

China Senior Living Industry International Holding Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2017 and December 31, 2016

(Stated in U.S. Dollars)

Rental expenses for the three-month period ended March 31, 2017 and 2016 were 697 and 734, respectively. Rental expenses are recognized on a straight line basis.

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

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for the three-month period ended March 31, 2017 and 2016:

	3/31/2017	3/31/2016
Income attributed to PRC operations	$37,366	$29,116
Loss attributed to US and HK entities	(1,246)	(30,201)
Income/(loss) before tax	$36,120	$(1,085)

PRC Statutory Tax at 25% Rate	9,030	7,279
Effect of tax exemption granted	(9,030)	(7,279)
Income tax	-	-

China Senior Living Industry International Holding Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2017 and December 31, 2016

(Stated in U.S. Dollars)

Per Share Effect of Tax Exemption

	3/31/2017	3/31/2016
Effect of tax exemption granted	$9,030	$7,279
Weighted-Average Shares Outstanding Basic	56,560,007	56,000,007
Per share effect	$0.00	0.00

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows for the periods ended March 31, 2017 and 2016:

	3/31/2017	3/31/2016
U.S. federal statutory income tax rate	34%	34%
Lower rates in PRC, net	(9%)	(9%)
Tax holiday for senior care industry	(25%)	(25%)
The Company’s effective tax rate	0%	0%

12. RELATED PARTY TRANSACTION

For the three-month period ended March 31, 2017 and 2016, the Company had one client which represented 100% of the revenue. The client is a related party. The related party is controlled by the management of the Company:

	For the three-month period ended
	3/31/2017	3/31/2016
Xianyang Yifuge Elderly Apartment Co., Ltd. (“Xianyang”)	$118,397	$115,728

13. CONCENTRATIONS AND RISKS

A. Concentration

As of March 31, 2017, the Company had one client which represented 100% of the revenue. The client is a related party. The related party is controlled by the management of the Company.

As of March 31, 2017, the Company has a material balance due from a related party. There is a concentration risk if the balance is not repaid and would create a material impact in the Company’s financial position and liquidity.

Cash deposits with banks are held in financial institutions in China, which are insured with deposit protection up to RMB500,000 (approximately $72,563). Accordingly, the Company does not have a concentration of credit risk related to bank deposits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk.

China Senior Living Industry International Holding Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2017 and December 31, 2016

(Stated in U.S. Dollars)

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

14. SEGMENT INFORMATION

As of and for the three-month period ended March 31, 2017 and 2016, all revenues of the Company represented the provision of management services to senior homes. No financial information by business segment is presented. Furthermore, as all revenues are derived from the PRC, no geographic information by geographical segment is presented.

15. GOING CONCERN UNCERTAINTIES

These financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of March 31, 2017, the Company had accumulated deficits of $628,576 due to the substantial losses in operations in prior years, and a related party owed a significant balance to the Company that has not been repaid, which has limited the Company’s liquidity. Management’s plan to support the Company in operations and to maintain its business strategy is to raise funds through public and private offerings and to rely on officers and directors to perform essential functions with minimal compensation. If we do not raise all of the money we need from public or private offerings, we will have to find alternative sources, such as loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. If we require additional cash and cannot raise it, we will either have to suspend operations or cease business entirely.

The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

16. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the issuance of the consolidated financial statements and no subsequent events were identified that required adjustment to a disclosure in the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the results of our operations and financial condition should be read in conjunction with our consolidated financial statements and the related notes thereto, which appear elsewhere in this Quarterly Report on Form 10-Q. Except for the historical information contained herein, the following discussion, as well as other information in this report, contain “forward-looking statements,” which are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Forward-Looking Statements” set forth elsewhere in this Quarterly Report on Form 10-Q.

Description of Business

The Company was incorporated in Nevada on January 13, 1986. On September 29, 2015, the Company’s indirectly wholly-owned subsidiary Xian Qi Ying Senior Living, Inc (formerly known as Xi’an Qi Ying Bio-Tech Limited) (“Qi Ying”) entered into a series of various interest entity (“VIE”) agreements with Shaanxi Yifuge Investments and Assets Co, Ltd (“Yifuge”), and accordingly, Yifuge became our affiliated operating company in China. As consideration, we issued 33,600,000 shares of common stock to Jincao Wu, who is the control person and owner of Yifuge and the Company’s current chief executive officer. On September 29, 2015, our board of directors approved the transfer of Qi Ying’s equity ownership in Hanzhong Hengtai Bio-Tech Limited (“Hengtai”) to three individuals, Zhenheng Shao, Zhenguo Shao and Yongli Yang. Upon the completion of this equity transfer, Hengtai is no longer our indirectly wholly-owned subsidiary in China, and we ceased the business of plantation and sale of garden plants through Hengtai and became engaged in senior living and senior care business through Yifuge. On December 31, 2015, Yifuge changed its name from Shaanxi Yifuge Investments and Assets Co., Ltd to Shaanxi Jinjiangshan Senior Living Management Co, Ltd.

We mainly engage in the business of operating senior living facilities in Xianyang City, a part of Xi’an Metropolitan Area in Shaanxi Province, People’s Republic of China (or “China” or “PRC”), out of our single location with the ability to serve 200 residents. We offer our residents access to a full continuum of services across all sectors of the senior living industry. We generate our revenues from private customers, which limits our exposure to government reimbursement risk. In addition, we control the operating economics of our facilities through property ownership and long-term leases. We believe we operate in the attractive sectors of the senior living industry in China with significant opportunities to increase our revenues through providing a combination of housing, hospitality services and health care services.

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

Results of Operations

Three-month Period Ended March 31, 2017 Compared to Three-month Period Ended March 31, 2016

The following table summarizes the results of our operations during the three-month period ended March 31, 2017 and 2016, respectively and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended March 31, 2017 compared to the three-month period ended March 31, 2016.

(All amounts, other than percentages, stated in U.S. dollars)

	Three-month period ended March 31,		Increase/	Increase/
	2017	2016	(Decrease) ($)	(Decrease) (%)
Net revenues	118,397	115,728	2,669	2%
Cost of revenues	78,171	84,065	(5,894)	(7)%
Gross profit	40,226	31,663	8,563	27%
Operating expenses
Selling and marketing expenses	-	-	-	-
General and administrative expenses	4,108	32,759	(28,651)	87%
Operating (loss)/income	36,118	(1,096)	37,214	3,395%
Net (loss)/income	36,120	(1,085)	37,205	3,429%

Revenue

Net revenues. Our net revenue for the three-month period ended March 31, 2017 amounted to $118,397, which represents an increase of approximately $2,669, or 2%, from the three-month period ended on March 31, 2016, in which our net revenue was $115,728.

Cost of Revenues. Our cost of revenue for the three-month period ended March 31, 2017 amounted to $78,171, which represents a decrease of approximately $5,894, or 7%, from the three-month period ended March 31, 2016, in which our cost of revenue was $84,065.

Gross Profit. Our gross profit for the three-month period ended March 31, 2017 amounted to $40,226, which represents an increase of approximately $8,563, or 27%, from the three-month period ended on March 31, 2016, in which our gross profit was $31,663.

Operating Expenses

Selling Expenses. There were no selling expenses incurred in 2017 and 2016.

General and Administrative Expenses. We experienced a decrease in general and administrative expense of $28,651 from $32,759 to $4,108 for the three-month period ended March 31, 2017, compared to the same period in 2016. The decrease was mainly due to the decreases in professional fees incurred as compared to 2016, when the Company reorganized its structure and changed its business.

Operating Income

Operating income increased $37,214, or 3,395%, to operating income of $36,118 in 2017 from operating loss of $(1,096) in 2016 as a result of the increase of general and administrative expenses.

Income Taxes

There were no income tax expenses incurred in 2017 and 2016.

Net Income

Net income increased $37,205, or 3,429%, to net income of $36,120 in 2017 from net loss of $(1,085) in 2016 as a result of the decreases in general and administrative expenses.

Liquidity and Capital Resources General

As of March 31, 2017 and December 31, 2016, cash and cash equivalents were $25,852 and $4,270, respectively.

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

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

	For the three-month period ended March 31,
(Stated in U.S. dollars)	2017	2016
Net cash flows provided by/(used in) operating activities	19,702	(31,398)
Net cash flows used in investing activity	-	-
Net cash flows provided by financing activities	1,874	8,586
Effect of foreign currency translation on cash and cash equivalents	6	692

Operating Activities

Net cash provided by operating activities for the three-month period ended March 31, 2017 was $19,702 and net cash used in operating activities for the three-month period ended March 31, 2016 was $31,398.

Investing Activity

There were no investing activities in 2017 and 2016.

Financing Activities

Net cash provided from financing activities for the three-month period ended March 31, 2017 was $1,874, and net cash provided from financing activities for the three-month period ended December 31, 2016 was $8,586. The decrease is primarily due to decreases in funding provided by the related party to support the Company’s operations.

Subsequent Events

The Company has evaluated subsequent events through the issuance of the unaudited consolidated condensed financial statements and no subsequent events were identified that required adjustment to a disclosure in the unaudited condensed consolidated financial statements.

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

As of March 31, 2017, the Company's management carried out an evaluation, under the supervision and with the participation of the Company's chief executive officer and chief financial officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2017. The Company does not have a chief financial officer that is familiar with the accounting and reporting requirements of a U.S. publicly-listed company, nor does it have a financial staff with accounting and financial expertise in U.S. generally accepted accounting principles ("US GAAP") reporting. In addition, the Company does not believe it has sufficient documentation concerning its existing financial processes, risk assessment and internal controls. There are also certain deficiencies in the design or operation of the Company's internal control over financial reporting that has adversely affected its disclosure controls that may be considered to be "material weaknesses."

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

ITEM 1A. RISK FACTORS

Not applicable to a smaller reporting company.

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

China Senior Living Industry International Holding Corporation

Date: May 22, 2017	By:	/s/ Jincao Wu
Jincao Wu
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Liping Cui
Liping Cui
Chief Financial Officer
(Principal Financial Officer)

