Form 10-Q
period 2017-06-30
China Senior Living Industry International Holding Corp
filed 2017-08-18
CIK 805729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

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

As of August 14, 2017, the Registrant had 56,560,007 shares of common stock outstanding.

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

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

China Senior Living Industry International Holding Corporation

We have reviewed the accompanying interim condensed consolidated balance sheets of China Senior Living Industry International Holding Corporation (“the Company”) as of June 30, 2017 and December 31, 2016, and the related condensed consolidated statements of income and comprehensive income and cash flows for the three and six-month periods ended June 30, 2017 and 2016. These interim condensed consolidated financial statements are the responsibility of the Company’s management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the financial statements, the Company had incurred substantial losses, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 16. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

San Mateo, California	WWC, P.C.

August 18, 2017	Certified Public Accountants

China Senior Living Industry International Holding Corporation

Condensed Consolidated Balance Sheets (Unaudited)

As of June 30, 2017 and December 31, 2016

(Stated in U.S. Dollars)

	6/30/2017	12/31/2016

ASSETS

Current assets
Cash and cash equivalents	$22,897	$4,270
Accounts receivable – related party, net	94	1,141
Related party receivable	1,024,659	945,317
Total current assets	1,047,650	950,728
Non-current asset
Intangible asset, net	204	199
TOTAL ASSETS	$1,047,854	$950,927

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued and other liabilities	$146,745	$133,248
Related party advances	-	3,263
Related party payable	375,200	358,367
TOTAL LIABILITIES	$521,945	$494,878

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	$-	$-
Common stock, $0.001 par value; 200,000,000 shares authorized, 56,560,007 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	56,560	56,560
Additional paid in capital	1,083,474	1,083,474
Statutory reserve	53,594	53,594
Accumulated other comprehensive loss	(49,203)	(72,883)
Accumulated deficit	(618,516)	(664,696)
Total Stockholders’ equity	$525,909	$456,049

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,047,854	$950,927

See Accompanying Notes to the Financial Statements and Accountant’s Report

China Senior Living Industry International Holding Corporation

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

For the three and six-month periods ended June 30, 2017 and 2016

(Stated in U.S. Dollars)

	For the three months ended		For the six months ended
	6/30/2017	6/30/2016	6/30/2017	6/30/2016

Revenues – related party	$116,509	$122,490	$234,906	$238,218
Cost of revenues	77,972	81,029	156,144	165,094
Gross profit	38,537	41,461	78,762	73,124

Operating expenses
General and administrative expenses	28,477	47,296	32,584	80,055

Operating income/(loss)	10,060	(5,835)	46,178	(6,931)

Other income
Interest income	1	8	3	19
Total other income	1	8	3	19

Earnings/(loss) before tax	10,061	(5,827)	46,181	(6,912)

Income tax	-	-	-	-

Net income/(loss)	$10,061	$(5,827)	$46,181	$(6,912)

Other comprehensive income:
Foreign currency translation gain	16,640	(26,813)	23,680	(20,726)
Comprehensive income/(loss)	$26,701	$(32,640)	$69,861	$(27,638)

Earnings/(loss) per share
Basic	$0.00	$(0.00)	$0.00	$(0.00)
Diluted	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average number of Common shares outstanding
Basic	56,560,007	56,000,007	56,560,007	56,000,007
Diluted	56,560,007	56,000,007	56,560,007	56,000,007

See Accompanying Notes to the Financial Statements and Accountant’s Report

China Senior Living Industry International Holding Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the six-month period ended June 30, 2017 and 2016

(Stated in U.S. Dollars)

	6/30/2017	6/30/2016

Cash flows from operating activities
Net income/(loss)	$46,181	$(6,912)

Increase in related party receivable	(54,219)	(18,717)
Decrease in accrued liabilities	(1,973)	(12,216)
(Decrease)/increase in related party advances	(3,296)	886
Net cash used in operating activities	(13,307)	(36,959)

Cash flows from financing activities
Increase in related party payable	30,547	87,414
Net cash provided by investing activities	30,547	87,414

Net increase of cash and cash equivalents	17,240	50,455

Effect of foreign currency translation on cash and cash equivalents	1,387	(2,057)

Cash and cash equivalents – beginning of period	4,270	42,166
Cash and cash equivalents – end of period	$22,897	$90,564

Supplementary cash flow information:
Interest received	$3	$19
Interest paid	$-	$-
Income tax paid	$-	$-

See Accompanying Notes to the Financial Statements and Accountant’s Report

China Senior Living Industry International Holding Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the six-month period ended June 30, 2017 and 2016

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

For the six-month period ended June 30, 2017 and 2016

(Stated in U.S. Dollars)

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

China Senior Living Industry International Holding Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the six-month period ended June 30, 2017 and 2016

(Stated in U.S. Dollars)

As of June 30, 2017, the detailed identities of the consolidating subsidiaries are as follows:

Name of Company	Place of incorporation	Attributable equity interest %	Registered capital

Financial International (Hong Kong) Holdings Company Limited	Hong Kong	100%	HKD 10,000,000

Spone Limited	Hong Kong	100%	HKD 1

Xi’an Qi Ying Senior Living, Inc (“Qi Ying”)	PRC	100%	RMB 50,000

Shaanxi Jinjiangshan Senior Living Management Co. Ltd	PRC	Variable Interest Entity, with Qi Ying as the primary beneficiary	RMB 3,000,000

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

China Senior Living Industry International Holding Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the six-month period ended June 30, 2017 and 2016

(Stated in U.S. Dollars)

(i) Advertising

All advertising costs are expensed as incurred. For the six-month period ended June 30, 2017 and 2016, there was no advertising costs incurred.

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

In order to encourage enterprises to operate senior homes, PRC tax law provides a tax holiday by waiving the income tax for entities operating in this industry. According to the Minfa (2015) No. 33 “Advice to Encourage Private Capital to Participate in the Development of Pension Services”, jointly issued by ten ministries which include the Ministry of Civil Affairs and the Ministry of Finance of the People’s Republic of China, the Company is entitled to benefit from the sales tax exemption and business tax exemption policy. As such, the Company is not subject to income tax as of June 30, 2017.

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

For the six-month period ended June 30, 2017 and 2016

(Stated in U.S. Dollars)

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

(m) Statutory reserves

Statutory reserves are referring to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations. The Company transferred $- and $12,386 from retained earnings to statutory reserves for the six-month period ended June 30, 2017 and for the year ended December 31, 2016, respectively. PRC laws prescribe that an enterprise operating at a profit, must appropriate, on an annual basis, an amount equal to 10% of its profit. Such an appropriation is necessary until the reserve reaches a maximum that is equal to 50% of the enterprise’s PRC registered capital. The amount is not available for payment of dividends.

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

	6/30/2017	12/31/2016	6/30/2016

Period end/Year end RMB:	6.7769	6.9437	6.6433
US$ exchange rate

Average period/yearly RMB:	6.8743	6.6430	6.5354
US$ exchange rate

Period end/Year end HKD:	7.8057	7.7543	7.7586
US$ exchange rate

Average period/yearly HKD:	7.7731	7.7617	7.7670
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

For the six-month period ended June 30, 2017 and 2016

(Stated in U.S. Dollars)

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

As of June 30, 2017 and December 31, 2016, the Company did not identify any assets and liabilities whose carrying amounts were required to be adjusted in order to present them at fair value.

	Quoted in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
At June 30, 2017:	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$22,897	$-	$-	$22,897
Total financial assets	$22,897	$-	$-	$22,897

	Quoted in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
At December 31, 2016:	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$4,270	$-	$-	$4,270
Total financial assets	$4,270	$-	$-	$4,270

China Senior Living Industry International Holding Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the six-month period ended June 30, 2017 and 2016

(Stated in U.S. Dollars)

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

The Company uses FASB ASC Topic 220, “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except the changes in paid-in capital and distributions to stockholders due to investments by stockholders. Comprehensive income for the three and six-month periods ended June 30, 2017 and 2016 included net income and foreign currency translation adjustments.

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

For the six-month period ended June 30, 2017 and 2016

(Stated in U.S. Dollars)

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

As of June 30, 2017, there are no other recently issued accounting standards not yet adopted that would or could have a material effect on the Company’s financial statements

China Senior Living Industry International Holding Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the six-month period ended June 30, 2017 and 2016

(Stated in U.S. Dollars)

3. (LOSS)/EARNINGS PER SHARE

	6/30/2017	6/30/2016
Basic (Loss)/Earnings Per Share:
Numerator:
Net (loss)/income used in computing basic (loss)/earnings per share	$46,181	$(6,912)

Denominator:
Weighted average common shares outstanding	56,560,007	56,000,007
Basic (loss)/earnings per share:	$0.00	$(0.00)

Diluted (Loss)/Earnings Per Share:
Numerator:
Net (loss)/income used in computing diluted (Loss)/Earnings per share	$46,181	$(6,912)

Denominator:
Weighted average common shares outstanding	56,560,007	56,000,007
Diluted (loss)/earnings per share	$0.00	$(0.00)

China Senior Living Industry International Holding Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the six-month period ended June 30, 2017 and 2016

(Stated in U.S. Dollars)

4. ACCOUNTS RECEIVABLE - RELATED PARTY

Accounts receivable - related party consisted of the following as of June 30, 2017 and December 31, 2016:

	6/30/2017	12/31/2016
Xianyang Yifuge Elderly Apartment Co., Ltd. (“Xianyang”)	$94	$1,141

The balance represents service fees earned that the Company has not collected as of balance sheet date in connection with the services rendered to Xianyang during the period. The balance of the receivable is unsecured, interest-free and has no fixed terms of repayment. It is neither past due nor impaired. Management believes that the amount will be repaid in the next billing cycle, and, therefore, did not provide any allowances for bad debts during the six-month period ended June 30, 2017 and 2016. Xianyang is controlled by the management of the Company.

5. RELATED PARTY RECEIVABLES

Related party receivables consisted of the following as of June 30, 2017 and December 31, 2016:

	6/30/2017	12/31/2016
Wu, Jingmeng	$1,024,659	$945,317

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

6. INTANGIBLE ASSETS, NET

Intangible assets consisted of the following as of June 30, 2017 and December 31, 2016:

	6/30/2017	12/31/2016
Software, at cost	$339	$331
Less accumulated amortization	(135)	(132)
	$204	$199

Amortization expense was not charged for the six-month period ended June 30, 2017 and 2016.

China Senior Living Industry International Holding Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the six-month period ended June 30, 2017 and 2016

(Stated in U.S. Dollars)

7. ACCRUED AND OTHER LIABLITIES

Accrued and other liabilities consisted of the following as of June 30, 2017 and December 31, 2016:

	6/30/2017	12/31/2016
Wages payable	$19,545	$19,048
Accrued professional and consulting fees	127,200	114,200
	$146,745	$133,248

8. RELATED PARTY ADVANCES

Related party advances consisted of the following as of June 30, 2017 and December 31, 2016:

	6/30/2017	12/31/2016
Xianyang Yifuge Elderly Apartment Co., Ltd. (“Xianyang”)	$-	$3,263

Related party advances represented advances received in connection with services that have not yet been rendered to Xianyang but are expected to be in the future. Xianyang is controlled by the management of the Company.

9. RELATED PARTY PAYABLE

Related party payable consisted of the following as of June 30, 2017 and December 31, 2016:

	6/30/2017	12/31/2016
Liu, Shengli	$210,178	$210,178
Xianyang Yifuge Elderly Apartment Co., Ltd. (“Xianyang”)	165,022	148,189
	375,200	358,367

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

China Senior Living Industry International Holding Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the six-month period ended June 30, 2017 and 2016

(Stated in U.S. Dollars)

10. LEASE COMMITMENTS

On January 4, 2013, the Company entered into an operating lease agreement with a related party leasing for office space located in Xianyang City, Shaanxi Province. The lease expires on December 31, 2045. No deposit is paid with this lease. As of June 30, 2017 and December 31, 2016, the Company had commitments for future minimum lease payments under a non-cancelable operating lease as follows:

Period	6/30/2017	12/31/2016
Year 1	$2,833	$2,765
Year 2	2,833	2,765
Year 3	2,833	2,765
Year 4	2,833	2,765
Year 5	2,833	2,765
Thereafter	66,579	66,362
Total	$80,744	$80,187

Rental expenses for the six-month period ended June 30, 2017 and 2016 were 1,396 and 1,468, respectively. Rental expenses are recognized on a straight line basis.

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

For the six-month period ended June 30, 2017 and 2016

(Stated in U.S. Dollars)

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

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for the six-month period ended June 30, 2017 and 2016:

	6/30/2017	6/30/2016
Income attributed to PRC operations	$74,350	$66,918
Loss attributed to US and HK entities	(28,169)	(73,830)
Income/(loss) before tax	$46,181	$(6,912)

PRC Statutory Tax at 25% Rate	11,545	16,729
Effect of tax exemption granted	(11,545)	(16,729)
Income tax	-	-

Per Share Effect of Tax Exemption

	6/30/2017	6/30/2016
Effect of tax exemption granted	$11,545	$16,729
Weighted-Average Shares Outstanding Basic	56,560,007	56,000,007
Per share effect	$0.00	0.00

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows for the periods ended June 30, 2017 and 2016:

	6/30/2017	6/30/2016
U.S. federal statutory income tax rate	34%	34%
Lower rates in PRC, net	(9)%	(9)%
Tax holiday for senior care industry	(25)%	(25)%
The Company’s effective tax rate	0%	0%

China Senior Living Industry International Holding Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the six-month period ended June 30, 2017 and 2016

(Stated in U.S. Dollars)

12. RELATED PARTY TRANSACTION

For the six-month period ended June 30, 2017 and 2016, the Company had one client which represented 100% of the revenue. The client is a related party. The related party is controlled by the management of the Company:

	For the six-month period ended
	6/30/2017	6/30/2016
Xianyang Yifuge Elderly Apartment Co., Ltd. (“Xianyang”)	$234,906	$238,218

13. CONCENTRATIONS AND RISKS

A. Concentration

As of June 30, 2017, the Company had one client which represented 100% of the revenue. The client is a related party. The related party is controlled by the management of the Company.

As of June 30, 2017, the Company has a material balance due from a related party. There is a concentration risk if the balance is not repaid and would create a material impact in the Company’s financial position and liquidity.

Cash deposits with banks are held in financial institutions in China, which are insured with deposit protection up to RMB500,000 (approximately $73,780). Accordingly, the Company does not have a concentration of credit risk related to bank deposits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk.

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

14. SEGMENT INFORMATION

As of and for the six-month period ended June 30, 2017 and 2016, all revenues of the Company represented the provision of management services to senior homes. No financial information by business segment is presented. Furthermore, as all revenues are derived from the PRC, no geographic information by geographical segment is presented.

China Senior Living Industry International Holding Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the six-month period ended June 30, 2017 and 2016

(Stated in U.S. Dollars)

15. GOING CONCERN UNCERTAINTIES

These financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of June 30, 2017, the Company had accumulated deficits of $618,516 due to the substantial losses in operations in prior years, and a related party owed a significant balance to the Company that has not been repaid, which has limited the Company’s liquidity. Management’s plan to support the Company in operations and to maintain its business strategy is to raise funds through public and private offerings and to rely on officers and directors to perform essential functions with minimal compensation. If we do not raise all of the money we need from public or private offerings, we will have to find alternative sources, such as loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. If we require additional cash and cannot raise it, we will either have to suspend operations or cease business entirely.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the results of our operations and financial condition should be read in conjunction with the audited financial statements and accompanying notes and the other financial information appearing in the 2016 Annual Report filed with the Securities and Exchange Commission and our consolidated financial statements and the related notes thereto, which appear elsewhere in this Quarterly Report on Form 10-Q. Except for the historical information contained herein, the following discussion, as well as other information in this report, contain “forward-looking statements,” which are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Forward-Looking Statements” set forth elsewhere in this Quarterly Report on Form 10-Q.

Description of Business

The Company was incorporated in Nevada on January 13, 1986. On September 29, 2015, the Company’s indirectly wholly-owned subsidiary Xian Qi Ying Senior Living, Inc (formerly known as Xi’an Qi Ying Bio-Tech Limited) (“Qi Ying”) entered into a series of various interest entity (“VIE”) agreements with Shaanxi Yifuge Investments and Assets Co, Ltd (“Yifuge”), according to which Yifuge became our affiliated operating company in China. As consideration, we issued 33,600,000 shares of common stock to Jincao Wu, who was the control person and owner of Yifuge and the Company’s current chief executive officer. On September 29, 2015, our board of directors approved the transfer of Qi Ying’s equity ownership in Hanzhong Hengtai Bio-Tech Limited (“Hengtai”) to three individuals, Zhenheng Shao, Zhenguo Shao and Yongli Yang. Upon the completion of this equity transfer, Hengtai is no longer our indirectly wholly-owned subsidiary in China, and we ceased the business of plantation and sale of garden plants through Hengtai and became engaged in senior living and senior care business through Yifuge. On December 31, 2015, Yifuge changed its name from Shaanxi Yifuge Investments and Assets Co., Ltd to Shaanxi Jinjiangshan Senior Living Management Co, Ltd.

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

We plan to grow our revenue and operating income through a combination of: (i) organic growth in our existing portfolio; (ii) acquisitions of additional operating companies and facilities; and (iii) the realization of economies of scale. Given the size and breadth of our basic platform, we believe that we are well positioned to invest in a broad spectrum of assets in the senior living industry once we generate positive and sufficient cash flow from our operation or attract additional investors.

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

Results of Operations

Three-month Period Ended June 30, 2017 Compared to Three-month Period Ended June 30, 2016

The following table summarizes the results of our operations during the three-month period ended June 30, 2017 and 2016, respectively and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended June 30, 2017 compared to the three-month period ended June 30, 2016.

(All amounts, other than percentages, stated in U.S. dollars)

	Three-month period ended June 30,		Increase/	Increase/
	2017	2016	(Decrease) ($)	(Decrease) (%)
Revenues	116,509	112,490	(5,981)	(5)%
Cost of revenues	77,972	81,029	(3,057)	(4)%
Gross profit	38,537	41,461	(2,924)	(7)%
Operating expenses
Selling and marketing expenses	-	-	-	-
General and administrative expenses	28,477	47,296	(18,819)	(40)%
Operating (loss)/income	10,060	(5,835)	15,895	272%
Net (loss)/income	10,061	(5,827)	15,888	273%

Revenue

Revenues. Our revenues for the three-month period ended June 30, 2017 amounted to $116,509, which represents a decrease of approximately $5,981, or 5%, from the three-month period ended on June 30, 2016, in which our revenue was $112,490. The decrease was mainly due to fluctuations in foreign currency exchange rate.

Cost of Revenues. Our cost of revenue for the three-month period ended June 30, 2017 amounted to $77,972, which represents a decrease of approximately $3,057, or 4%, from the three-month period ended June 30, 2016, in which our cost of revenue was $81,029. The decrease was mainly due to Company’s effort in reducing costs and fluctuations in foreign currency exchange rate.

Gross Profit. Our gross profit for the three-month period ended June 30, 2017 amounted to $38,537, which represents a decrease of approximately $2,924, or 7%, from the three-month period ended on June 30, 2016, in which our gross profit was $41,461. The decrease was mainly due to decrease in cost of revenues.

Operating Expenses

Selling Expenses. There were no selling expenses incurred in the three-month periods ended June 30, 2017 and 2016.

General and Administrative Expenses. We experienced a decrease in general and administrative expense of $18,819 from $28,477 during the three months ended June 30, 2016 to $47,296 for the three-month period ended June 30, 2017. The decrease was mainly due to the decreases in professional fees incurred as compared to 2016, when the Company reorganized its structure and changed its business.

Operating Income

Operating income was $10,060 in the three-month period ended June 30, 2017 compared to operating loss of $(5,835) in the three-month period ended June 30, 2016, representing an increase of $15,895, or 272%. The increase was a result of the decrease of general and administrative expenses.

Income Taxes

There were no income tax expenses incurred in the three-month periods ended June 30, 2017 and 2016.

Net Income

Net income for three months ended June 30, 2017 was $10,061 compared to a net loss of $(5,827) in the three-month period ended June 30, 2016, representing an increase of $15,888, or 273. The increase was mainly caused by the decreases in general and administrative expenses.

Six-month Period Ended June 30, 2017 Compared to Six-month Period Ended June 30, 2016

The following table summarizes the results of our operations during the six-month period ended June 30, 2017 and 2016, respectively and provides information regarding the dollar and percentage increase or (decrease) from the six-month period ended June 30, 2017 compared to the six-month period ended June 30, 2016.

(All amounts, other than percentages, stated in U.S. dollars)

	Six-month period ended June 30,		Increase/	Increase/
	2017	2016	(Decrease) ($)	(Decrease) (%)
Revenues	234,906	238,218	(3,312)	(1)%
Cost of revenues	156,144	165,094	(8,950)	(5)%
Gross profit	78,762	73,124	5,638	7%
Operating expenses
Selling and marketing expenses	-	-	-	-
General and administrative expenses	32,584	80,055	(47,471)	(59)%
Operating (loss)/income	46,178	(6,931)	53,109	766%
Net (loss)/income	46,181	(6,912)	53,093	768%

Revenue

Revenues. Our revenues for the six-month period ended June 30, 2017 amounted to $234,906 compared to revenues of $238,218 during the comparative period in 2016, which represents a decrease of approximately $3,312, or 1%. The decrease was mainly due to fluctuations in foreign currency exchange rate.

Cost of Revenues. Our cost of revenue for the six-month period ended June 30, 2017 amounted to $156,144, which represents a decrease of approximately $8,950, or 5%, from the six-month period ended June 30, 2016, in which our cost of revenue was $165,094. The decrease was mainly due to Company’s effort in reducing costs and fluctuations in foreign currency exchange rate.

Gross Profit. Our gross profit for the six-month period ended June 30, 2017 amounted to $78,762, which represents an increase of approximately $5,638, or 7%, from the six-month period ended on June 30, 2016, in which our gross profit was $73,124. The increase was mainly due to decreases in cost of revenues.

Operating Expenses

Selling Expenses. There were no selling expenses incurred in six-month periods ended June 30, 2017 and 2016.

General and Administrative Expenses. The general and administrative expense during the six months ended June 30, 2017 amounted to $32,584 compared to the general and administrative expenses of $80,055 during the comparative period in 2016, representing a decrease of $47,471 or 59%. The decrease was mainly due to the decreases in professional fees incurred as compared to the same period in 2016, when the Company reorganized its structure and changed its business.

Operating Income

Operating income for the six months ended June 30, 2017 amounted to $46,178, an increase in operating income of $53,109, or 766%, from operating loss of $6,931 in the six-month period ended June 30, 2016 as a result of the decrease in general and administrative expenses in the six months ended June 30, 2017.

Income Taxes

There were no income tax expenses incurred in six-month periods ended June 30, 2017 and 2016.

Net Income

Net income for the six months ended June 30, 2017 amounted to $46,181 compared to a net loss of $6,912 during the same period in 2016, an increase of $53,093, or 768%. The increase was mainly due to the decrease in general and administrative expenses for the six months ended June 30, 2017.

Liquidity and Capital Resources General

As of June 30, 2017 and December 31, 2016, cash and cash equivalents were $22,897 and $4,270, respectively.

Based upon our present plans, we believe that cash on hand, cash flows from operations and funds available under our bank facilities will be sufficient to fund our capital needs for the next twelve months. However, if available liquidity is not sufficient to meet our operating and loan obligations as they come due, our plans include pursuing equity or debt financing or reducing expenditures as necessary to meet our cash requirements. There can be no assurance that these plans will be sufficient or that additional financing will be available in amounts or terms acceptable to the Company, if at all.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

	For the six-month period ended June 30,
(Stated in U.S. dollars)	2017	2016
Net cash flows used in operating activities	(13,307)	(36,959)
Net cash flows used in investing activities	-	-
Net cash flows provided by financing activities	30,547	87,414
Effect of foreign currency translation on cash and cash equivalents	6	692

Operating Activities

Net cash used in operating activities for the six-month period ended June 30, 2017 was $13,307 and net cash used in operating activities for the six-month period ended June 30, 2016 was $36,959.

Investing Activity

There was no investing activity in 2017 and 2016.

Financing Activities

Net cash provided from financing activities for the six-month period ended June 30, 2017 was $30,547, and net cash provided from financing activities for the six-month period ended June 30, 2016 was $87,414. The decrease is primarily due to decreases in funding provided by the related party to support the Company’s operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as required under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2017. The Company does not have a chief financial officer that is familiar with the accounting and reporting requirements of a U.S. publicly-listed company, nor does it have a financial staff with accounting and financial expertise in U.S. generally accepted accounting principles (“US GAAP”) reporting. In addition, the Company does not believe it has sufficient documentation concerning its existing financial processes, risk assessment and internal controls. There are also certain deficiencies in the design or operation of the Company’s internal control over financial reporting that has adversely affected its disclosure controls that may be considered to be “material weaknesses.”

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

China Senior Living Industry International Holding Corporation

Date: August 18, 2017	By:	/s/ Jincao Wu
Jincao Wu
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Liping Cui
Liping Cui
Chief Financial Officer
(Principal Financial Officer)

