Form 10-Q
period 2017-09-30
China Senior Living Industry International Holding Corp
filed 2018-10-05
CIK 805729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of September 21, 2018, the Registrant had 56,560,007 shares of common stock outstanding.

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

ITEM 1 FINANCIAL STATEMENTS

China Senior Living Industry International Holding Corporation

Unaudited Condensed Consolidated Financial Statements

September 30, 2017 and December 31, 2016

(Stated in U.S. Dollars)

4

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

China Senior Living Industry International Holding Corporation

Results of Review of Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of China Senior Living Industry International Holding Corporation and its subsidiaries (the Company) as of September 30, 2017, the related condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2017 and 2016, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016, including the related notes (collectively referred to as the “interim consolidated financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2016, and the related statements of operations, comprehensive loss, changes in shareholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated May 15, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2016 is fairly stated in all material respects in relation to the consolidated financial statements from which it has been derived.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the consolidated financial statements, the Company had incurred substantial accumulated deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters are described in Note 15. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Review Results

These interim consolidated financial statements are the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

WWC, P.C.

Certified Public Accountants

San Mateo, CA

October 4, 2018

China Senior Living Industry International Holding Corporation

Condensed Consolidated Balance Sheets (Unaudited)

As of September 30, 2017 and December 31, 2016

(Stated in U.S. Dollars)

	9/30/2017	12/31/2016
ASSETS

Current assets
Cash and cash equivalents	$4,070	$4,270
Accounts receivable – related party, net	1,310	1,141
Related party receivable	1,096,101	945,317
Total current assets	1,101,481	950,728
Non-current asset
Intangible asset, net	208	199
TOTAL ASSETS	$1,101,689	$950,927

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued and other liabilities	$156,111	$133,248
Related party advances	1,662	3,263
Related party payable	377,342	358,367
TOTAL LIABILITIES	$535,115	$494,878

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	$-	$-
Common stock, $0.001 par value; 200,000,000 shares authorized, 56,560,007 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	56,560	56,560
Additional paid in capital	1,083,474	1,083,474
Statutory reserve	53,594	53,594
Accumulated other comprehensive loss	(30,555)	(72,883)
Accumulated deficit	(596,499)	(664,696)
Total Stockholders’ equity	$566,574	$456,049

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,101,689	$950,927

See Accompanying Notes to the Financial Statements and Accountant’s Report

China Senior Living Industry International Holding Corporation

Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) (Unaudited)

For the three and nine-month periods ended September 30, 2017 and 2016

(Stated in U.S. Dollars)

	For the three months ended		For the nine months ended
	9/30/2017	9/30/2016	9/30/2017	9/30/2016

Revenues – related party	$120,001	$120,014	$354,907	$358,232
Cost of revenues	84,417	91,051	240,561	256,145
Gross profit	35,584	28,963	114,346	102,087

Operating expenses
General and administrative expenses	13,569	35,922	46,153	115,977

Operating income/(loss)	22,015	(6,959)	68,193	(13,890)

Other income
Interest income	1	5	4	24
Total other income	1	5	4	24

Earnings/(loss) before tax	22,016	(6,954)	68,197	(13,866)

Income tax	-	-	-	-

Net income/(loss)	$22,016	$(6,954)	$68,197	$(13,866)

Other comprehensive income:
Foreign currency translation gain/(loss)	18,648	(3,424)	42,328	(24,150)
Comprehensive income/(loss)	$40,664	$(10,378)	$110,525	$(38,016)

Earnings/(loss) per share
Basic	$0.00	$(0.00)	$0.00	$(0.00)
Diluted	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average number of Common shares outstanding
Basic	56,560,007	56,000,007	56,560,007	56,000,007
Diluted	56,560,007	56,000,007	56,560,007	56,000,007

See Accompanying Notes to the Financial Statements and Accountant’s Report

China Senior Living Industry International Holding Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the nine-month period ended September 30, 2017 and 2016

(Stated in U.S. Dollars)

	9/30/2017	9/30/2016

Cash flows from operating activities
Net income/(loss)	$68,197	$(13,866)

Increase in related party receivable	(107,380)	(129,769)
Increase/(Decrease) in accrued liabilities	7,035	(1,647)
(Decrease)/increase in related party advances	(1,713)	1,365
Net cash used in operating activities	(33,861)	(143,917)

Cash flows from financing activities
Increase in related party payable	32,468	109,816
Net cash provided by financing activities	32,468	109,816

Net decrease of cash and cash equivalents	(1,395)	(34,101)

Effect of foreign currency translation on cash and cash equivalents cashceequivalents	1,195	(2,378)

Cash and cash equivalents – beginning of period	4,270	42,166
Cash and cash equivalents – end of period	$4,070	$5,687

Supplementary cash flow information:
Interest received	$4	$24
Interest paid	$-	$-
Income tax paid	$-	$-

See Accompanying Notes to the Financial Statements and Accountant’s Report

China Senior Living Industry International Holding Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2017 and December 31, 2016

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

September 30, 2017 and December 31, 2016

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

September 30, 2017 and December 31, 2016

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

As of September 30, 2017, the detailed identities of the consolidating subsidiaries are as follows:

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

September 30, 2017 and December 31, 2016

(Stated in U.S. Dollars)

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

(i) Advertising

All advertising costs are expensed as incurred. For the nine-month period ended September 30, 2017 and 2016, there was no advertising costs incurred.

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

China Senior Living Industry International Holding Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2017 and December 31, 2016

(Stated in U.S. Dollars)

In order to encourage enterprises to operate senior homes, PRC tax law provides a tax holiday by waiving the income tax for entities operating in this industry. According to the Minfa (2015) No. 33 “Advice to Encourage Private Capital to Participate in the Development of Pension Services”, jointly issued by ten ministries which include the Ministry of Civil Affairs and the Ministry of Finance of the People’s Republic of China, the Company is entitled to benefit from the sales tax exemption and business tax exemption policy. As such, the Company is not subject to income tax as of September 30, 2017.

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

(m) Statutory reserves

Statutory reserves are referring to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations. The Company transferred $- and $12,386 from retained earnings to statutory reserves for the nine-month period ended September 30, 2017 and for the year ended December 31, 2016, respectively. PRC laws prescribe that an enterprise operating at a profit, must appropriate, on an annual basis, an amount equal to 10% of its profit. Such an appropriation is necessary until the reserve reaches a maximum that is equal to 50% of the enterprise’s PRC registered capital. The amount is not available for payment of dividends.

China Senior Living Industry International Holding Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2017 and December 31, 2016

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

	9/30/2017	12/31/2016	9/30/2016
Period end/Year end RMB:	6.6545	6.9437	6.6694
US$ exchange rate
Average period/yearly RMB:	6.8057	6.6430	6.5792
US$ exchange rate

Period end/Year end HKD:	7.8116	7.7543	7.7548
US$ exchange rate
Average period/yearly HKD:	7.7875	7.7617	7.7633
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

September 30, 2017 and December 31, 2016

(Stated in U.S. Dollars)

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

As of September 30, 2017 and December 31, 2016, the Company did not identify any assets and liabilities whose carrying amounts were required to be adjusted in order to present them at fair value.

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

The Company uses FASB ASC Topic 220, “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except the changes in paid-in capital and distributions to stockholders due to investments by stockholders. Comprehensive income for the three and nine-month periods ended September 30, 2017 and 2016 included net income and foreign currency translation adjustments.

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

September 30, 2017 and December 31, 2016

(Stated in U.S. Dollars)

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

September 30, 2017 and December 31, 2016

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

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”), which clarify the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted so long as the transaction has not been reported in financial statements that have been issued or made available for issuance. The Company does not expect the adoption of ASU 2017-01 to have a material impact on its consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”), which provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2017-09 to have a material impact on its consolidated financial statements.

Unless otherwise indicated, the Company is currently evaluating the impact that the pronouncements will have on the Company’s consolidated financial statements.

As of September 30, 2017, there are no other recently issued accounting standards not yet adopted that would or could have a material effect on the Company’s consolidated financial statements.

China Senior Living Industry International Holding Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2017 and December 31, 2016

(Stated in U.S. Dollars)

3. (LOSS)/EARNINGS PER SHARE

	For the three months ended,		For the nine months ended,
	9/30/2017	9/30/2016	9/30/2017	9/30/2016
Basic (Loss)/Earnings Per Share:
Numerator:
Net income/(loss) used in computing basic
Earnings/(loss) per share	$22,016	$(6,954)	$68,197	$(13,866)

Denominator:
Weighted average common shares
outstanding	56,560,007	56,000,007	56,560,007	56,000,007
Basic earnings/(loss) per share:	$0.00	$(0.00)	$0.00	$(0.00)

Diluted Earnings/(loss) Per Share:
Numerator:
Net income/(loss) used in computing diluted
Earnings/(loss) per share	$22,016	$(6,954)	$68,197	$(13,866)

Denominator:
Weighted average common shares
Outstanding	56,560,007	56,000,007	56,560,007	56,000,007
Diluted earnings/(loss) per share	$0.00	$(0.00)	$0.00	$(0.00)

4. ACCOUNTS RECEIVABLE - RELATED PARTY

Accounts receivable - related party consisted of the following as of September 30, 2017 and December 31, 2016:

	9/30/2017	12/31/2016
Xianyang Yifuge Elderly Apartment Co., Ltd. (“Xianyang”)	1,310	1,141

The balance represents service fees earned that the Company has not collected as of balance sheet date in connection with the services rendered to Xianyang during the period. The balance of the receivable is unsecured, interest-free and has no fixed terms of repayment. It is neither past due nor impaired. Management believes that the amount will be repaid in the next billing cycle, and, therefore, did not provide any allowances for bad debts during the nine-month period ended September 30, 2017 and 2016. Xianyang is controlled by the management of the Company.

China Senior Living Industry International Holding Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2017 and December 31, 2016

(Stated in U.S. Dollars)

5. RELATED PARTY RECEIVABLES

Related party receivables consisted of the following as of September 30, 2017 and December 31, 2016:

	9/30/2017	12/31/2016
Wu, Jingmeng	$1,096,101	$945,317

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

6. INTANGIBLE ASSETS, NET

Intangible assets consisted of the following as of September 30, 2017 and December 31, 2016:

	9/30/2017	12/31/2016
Software, at cost	$415	$331
Less accumulated amortization	(207)	(132)
	$208	$199

Amortization expense was not charged for the nine-month period ended September 30, 2017 and 2016.

7. ACCRUED AND OTHER LIABLITIES

Accrued and other liabilities consisted of the following as of September 30, 2017 and December 31, 2016:

	9/30/2017	12/31/2016
Wages payable	$19,911	$19,048
Accrued professional and consulting fees	136,200	114,200
	$156,111	$133,248

China Senior Living Industry International Holding Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2017 and December 31, 2016

(Stated in U.S. Dollars)

8. RELATED PARTY ADVANCES

Related party advances consisted of the following as of September 30, 2017 and December 31, 2016:

	9/30/2017	12/31/2016
Xianyang Yifuge Elderly Apartment Co., Ltd. (“Xianyang”)	$1,662	$3,263

Related party advances represented advances received in connection with services that have not yet been rendered to Xianyang but are expected to be in the future. Xianyang is controlled by the management of the Company.

9. RELATED PARTY PAYABLE

Related party payable consisted of the following as of September 30, 2017 and December 31, 2016:

	9/30/2017	12/31/2016
Liu, Shengli	$210,178	$210,178
Xianyang Yifuge Elderly Apartment Co., Ltd. (“Xianyang”)	167,164	148,189
	377,342	358,367

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

10. LEASE COMMITMENTS

On January 4, 2013, the Company entered into an operating lease agreement with a related party leasing for office space located in Xianyang City, Shaanxi Province. The lease expires on December 31, 2045. No deposit is paid with this lease. As of September 30, 2017 and December 31, 2016, the Company had commitments for future minimum lease payments under a non-cancelable operating lease as follows:

Period	9/30/2017	12/31/2016
Year 1	$2,885	$2,765
Year 2	2,885	2,765
Year 3	2,885	2,765
Year 4	2,885	2,765
Year 5	2,885	2,765
Thereafter	64,415	66,362
Total	$78,840	$80,187

Rental expenses for the six-month period ended September 30, 2017 and 2016 were $2,116 and $2,189, respectively. Rental expenses are recognized on a straight line basis.

China Senior Living Industry International Holding Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2017 and December 31, 2016

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

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for the six-month period ended September 30, 2017 and 2016:

	9/30/2017	9/30/2016
Income attributed to PRC operations	$106,557	$92,177
Loss attributed to US and HK entities	(38,360)	(106,043)
Income/(loss) before tax	$68,197	$(13,866)

PRC Statutory Tax at 25% Rate	26,639	23,044
Effect of tax exemption granted	(26,639)	(23,044)
Income tax	-	-

China Senior Living Industry International Holding Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2017 and December 31, 2016

(Stated in U.S. Dollars)

Per Share Effect of Tax Exemption

	9/30/2017	9/30/2016
Effect of tax exemption granted	$26,639	$23,044
Weighted-Average Shares Outstanding Basic	56,560,007	56,000,007
Per share effect	$0.00	0.00

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows for the periods ended September 30, 2017 and 2016:

	9/30/2017	9/30/2016
U.S. federal statutory income tax rate	34%	34%
Lower rates in PRC, net	(9)%	(9)%
Tax holiday for senior care industry	(25)%	(25)%
The Company’s effective tax rate	0%	0%

12. RELATED PARTY TRANSACTION

For the nine-month period ended September 30, 2017 and 2016, the Company had one client which represented 100% of the revenue. The client is a related party. The related party is controlled by the management of the Company:

	For the nine-month period ended
	9/30/2017	9/30/2016
Xianyang Yifuge Elderly Apartment Co., Ltd. (“Xianyang”)	$354,907	$358,232

13. CONCENTRATIONS AND RISKS

A. Concentration

As of September 30, 2017, the Company had one client which represented 100% of the revenue. The client is a related party. The related party is controlled by the management of the Company.

As of September 30, 2017, the Company has a material balance due from a related party. There is a concentration risk if the balance is not repaid and would create a material impact in the Company’s financial position and liquidity.

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

September 30, 2017 and December 31, 2016

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

14. SEGMENT INFORMATION

As of and for the nine-month period ended September 30, 2017 and 2016, all revenues of the Company represented the provision of management services to senior homes. No financial information by business segment is presented. Furthermore, as all revenues are derived from the PRC, no geographic information by geographical segment is presented.

15. GOING CONCERN UNCERTAINTIES

These financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of September 30, 2017, the Company had accumulated deficits of $596,499 due to the substantial losses in operations in prior years, and a related party owed a significant balance to the Company that has not been repaid, which has limited the Company’s liquidity. Management’s plan to support the Company in operations and to maintain its business strategy is to raise funds through public and private offerings and to rely on officers and directors to perform essential functions with minimal compensation. If we do not raise all of the money we need from public or private offerings, we will have to find alternative sources, such as loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. If we require additional cash and cannot raise it, we will either have to suspend operations or cease business entirely.

The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

16. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the issuance of the consolidated financial statements. On June 1, 2018, the Company became a majority owner in a PRC corporation, Shaanxi Jinjiangshan Da Jiankang Health Science Development Co., Ltd.

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

Description of Business

The Company was incorporated in Nevada on January 13, 1986. On September 29, 2015, the Company’s indirectly wholly-owned subsidiary Xian Qi Ying Senior Living, Inc (formerly known as Xi’an Qi Ying Bio-Tech Limited) (“Qi Ying”) entered into a series of various interest entity (“VIE”) agreements with Shaanxi Yifuge Investments and Assets Co, Ltd (“Yifuge”), according to which Yifuge became our affiliated operating company in China. As consideration, we issued 33,600,000 shares of common stock to Jincao Wu, who was the control person and owner of Yifuge and the Company’s current chief executive officer. On September 29, 2015, our board of directors approved the transfer of Qi Ying’s equity ownership in Hanzhong Hengtai Bio-Tech Limited (“Hengtai”) to three individuals, Zhenheng Shao, Zhenguo Shao and Yongli Yang. Upon the completion of this equity transfer, Hengtai was no longer our indirectly wholly-owned subsidiary in China, and we ceased the business of plantation and sale of garden plants through Hengtai and became engaged in senior living and senior care business through Yifuge. On December 31, 2015, Yifuge changed its name from Shaanxi Yifuge Investments and Assets Co., Ltd to Shaanxi Jinjiangshan Senior Living Management Co, Ltd.

We engage in the business of operating a senior living facility in Xianyang City, a part of Xi’an Metropolitan Area in Shaanxi Province, People’s Republic of China (or “China” or “PRC”), with the ability to serve 200 residents. We offer our residents access to a full continuum of services across all sectors of the senior living industry. We generate our revenues from private customers, which limits our exposure to government reimbursement risk. We believe we operate in the attractive sectors of the senior living industry in China with significant opportunities to increase our revenues through providing a combination of housing, hospitality services and health care services.

We plan to grow our revenue and operating income through a combination of: (i) organic growth (ii) acquisitions of additional operating companies and facilities; and (iii) the realization of economies of scale. Once we generate positive and sufficient cash flow from our operations or attract additional investors, we intend to invest in a broad spectrum of assets in the senior living industry.

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

Results of Operations

Three-month Period Ended September 30, 2017 Compared to Three-month Period Ended September 30, 2016

The following table summarizes the results of our operations during the three-month period ended September 30, 2017 and 2016, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended September 30, 2017 compared to the three-month period ended September 30, 2016.

(All amounts, other than percentages, stated in U.S. dollars)

	Three-month period ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2017	2016	($)	(%)
Net revenues	120,001	120,014	(13)	(0)%
Cost of revenues	84,417	91,051	(6,634)	(7)%
Gross profit	35,584	28,963	6,621	23%
Operating expenses
Selling and marketing expenses	-	-	-	-
General and administrative expenses	13,569	35,922	(22,353)	(62)%
Operating income/(loss)	22,015	(6,959)	28,974	416%
Net income/(loss)	22,016	(6,954)	28,970	417%

Revenue

Net revenues. Our net revenue for the three-month period ended December 31, 2017 amounted to $120,001, which represents a decrease of approximately $13, from the three-month period ended on September 30, 2016, in which our net revenue was $120,014.

Cost of Revenues. Our cost of revenue for the three-month period ended September 30, 2017 amounted to $84,417, which represents a decrease of approximately $6,634, or 7%, from the three-month period ended September 30, 2016, in which our cost of revenue was $91,051.

Gross Profit. Our gross profit for the three-month period ended September 30, 2017 amounted to $35,584, which represents an increase of approximately $6,621, or 23%, from the three-month period ended on September 30, 2016, in which our gross profit was $28,963.

Operating Expenses

Selling Expenses. There were no selling expenses incurred in 2017 and 2016.

General and Administrative Expenses. We experienced a decrease in general and administrative expense of $22,353 from $35,922 to $13,569 for the three-month period ended September 30, 2017, compared to the same period in 2016. The decrease was mainly due to the decreases in professional fees incurred as compared to 2016, when the Company reorganized its structure and changed its business.

Operating Income

Operating income increased by $28,974, or 416%, to operating income of $22,015 in 2017 from operating loss of $6,959 in 2016 as a result of the decrease in general and administrative expenses.

Income Taxes

There were no income tax expenses incurred in 2017 and 2016.

Net Income

Net income increased by $28,970, or 417%, to net income of $22,016 in 2017 from net loss of $6,954 in 2016 as a result of the decrease in general and administrative expenses.

Nine-month Period Ended September 30, 2017 Compared to Nine-month Period Ended September 30, 2016

The following table summarizes the results of our operations during the nine-month period ended September 30, 2017 and 2016, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the nine-month period ended September 30, 2017 compared to the nine-month period ended September 30, 2016.

(All amounts, other than percentages, stated in U.S. dollars)

	Nine-month period ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2017	2016	($)	(%)
Net revenues	354,907	358,232	(3,325)	(1)%
Cost of revenues	240,561	256,145	(15,584)	(6)%
Gross profit	114,346	102,087	12,259	12%
Operating expenses
Selling and marketing expenses	-	-	-	-
General and administrative expenses	46,153	115,977	(69,824)	(60)%
Operating (loss)/income	68,193	(13,890)	82,083	591%
Net (loss)/income	68,197	(13,866)	82,063	592%

Revenue

Net revenues. Our net revenue for the nine-month period ended September 30, 2017 amounted to $354,907, which represents a decrease of approximately $3,325, or 1%, from the nine-month period ended on September 30, 2016, in which our net revenue was $358,232.

Cost of Revenues. Our cost of revenue for the nine-month period ended September 30, 2017 amounted to $240,561, which represents a decrease of approximately $15,584, or 6%, from the nine-month period ended September 30, 2016, in which our cost of revenue was $256,145.

Gross Profit. Our gross profit for the nine-month period ended September 30, 2017 amounted to $114,346, which represents an increase of approximately $12,259, or 12%, from the nine-month period ended on September, 2016, in which our gross profit was $102,087.

Operating Expenses

Selling Expenses. There were no selling expenses incurred in 2017 and 2016.

General and Administrative Expenses. We experienced a decrease in general and administrative expense of $69,824 from $115,977 to $46,153 for the nine-month period ended September 30, 2017, compared to the same period in 2016. The decrease was mainly due to the decreases in professional fees incurred as compared to 2016, when the Company reorganized its structure and changed its business.

Operating Income

Operating income increased by $82,083, or 591%, to operating income of $68,193 in 2017 from operating loss of $(13,890) in 2016 as a result of the increase of general and administrative expenses.

Income Taxes

There were no income tax expenses incurred in 2017 and 2016.

Net Income

Net income increased by $82,063, or 592%, to net income of $68,197 in 2017 from net loss of $(13,866) in 2016 as a result of the decrease in general and administrative expenses.

Liquidity and Capital Resources General

As of September 30, 2017 and December 31, 2016, cash and cash equivalents were $4,070 and $4,270, respectively.

Based upon our present plans, we believe that cash on hand, cash flows from operations and funds available will be sufficient to fund our capital needs for the next twelve months. However, if available liquidity is not sufficient to meet our operating and loan obligations as they come due, our plans include pursuing alternative financing arrangements or reducing expenditures as necessary to meet our cash requirements. There is no assurance that we will be able to raise additional capital or reduce discretionary spending to provide liquidity, if needed. Currently, the capital markets for small capitalization companies are difficult. Thus we cannot be sure of the availability or terms of any alternative financing arrangements.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

	For the nine-month period ended September 30,
(Stated in U.S. dollars)	2017	2016
Net cash flows used in operating activities	(33,861)	(143,917)
Net cash flows used in investing activities	-	-
Net cash flows provided by financing activities	32,468	109,816
Effect of foreign currency translation on cash and cash equivalents	1,195	(2,378)

Operating Activities

Net cash used in operating activities for the nine-month period ended September 30, 2017 was $33,861 and net cash used in operating activities for the nine-month period ended September 30, 2016 was $143,917.

Investing Activity

There were no investing activities in 2017 and 2016.

Financing Activities

Net cash provided from financing activities for the nine-month period ended September 30, 2017 was $32,468, and net cash provided from financing activities for the nine-month period ended September 30, 2016 was $109,816. The decrease is primarily due to a decrease in funding provided by the related party to support the Company’s operations.

Subsequent Events

The Company has evaluated subsequent events through the issuance of the unaudited consolidated condensed financial statements. On June 1, 2018, the Company became a majority owner in a PRC corporation, Shaanxi Jinjiangshan Da Jiankang Health Science Development Co., Ltd.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2017. The Company does not have a chief financial officer that is familiar with the accounting and reporting requirements of a U.S. publicly-listed company, nor does it have a financial staff with accounting and financial expertise in U.S. generally accepted accounting principles (“US GAAP”) reporting. In addition, the Company does not believe it has sufficient documentation concerning its existing financial processes, risk assessment and internal controls. There are also certain deficiencies in the design or operation of the Company’s internal control over financial reporting that has adversely affected its disclosure controls that may be considered to be “material weaknesses.”

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1*	Articles of Incorporation of the Company (Incorporated by reference from Exhibit 3 to Patriot Investment Corporation’s Form 10-SB12G filed with the Commission on April 13, 1999)
3.2*	Bylaws of the Company (Incorporated by reference from Exhibit 3 to Patriot Investment Corporation’s Form 10-SB12G filed with the Commission on April 13, 1999)
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

______________

* Previously filed

** Filed herewith

*** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Senior Living Industry International Holding Corporation

Date: October 4, 2018	By:	/s/ Jincao Wu
Jincao Wu
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Liping Cui
Liping Cui
Chief Financial Officer
(Principal Financial Officer)

