Form 10-K
period 2017-12-31
China Senior Living Industry International Holding Corp
filed 2018-10-05
CIK 805729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $3,849,001.05.

As of September 21, 2018, the registrant had 56,560,007 shares of common stock outstanding.

As used in this Annual Report on Form 10-K, the terms "we," "us," "our," and words of like import, and the "Company" refers to China Senior Living Industry International Holding Corporation and all of our subsidiaries unless the context indicates otherwise.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

PART I

Item 1. Business

History of the Company

We were originally incorporated in Nevada on January 13, 1986. We had no active business operations and were considered a development stage company until 1993, when we entered into an agreement with Bradley S. Shepherd in which Mr. Shepherd agreed to become an officer and director and use his best efforts to organize and update our books and records and to seek business opportunities for acquisition or participation. The acquisition of the share capital of Hong Kong Jin Yuan was such an opportunity.

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

Harbin SenRun was founded in 2004. Historically, it had a workforce of approximately 8 full time employees, mainly in sales, administration and in supporting services. It recruited temporary part-time workers to carry out felling, cutting and forestry plantation and protection. Its principal revenue was log sales. However, Harbin Senrun lost its wood-cutting quota for log sales from the Bureau of Forestry of China for the year ended December 31, 2007, and, as a result, did not have any revenues for that period. While Harbin Senrun has applied for a wood cutting quota in subsequent years, it has not yet been successful in acquiring one.

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

On July 15, 2010, we entered into a share exchange with Financial International (Hong Kong) Holdings Company Limited ("FIHK"). As a result of a share exchange, FIHK became our wholly-owned subsidiary.

From April 1, 2010 to May 20, 2011, FIHK had a series of contractual arrangements with Hanzhong Hengtai Bio-Tech Limited ("Hengtai"), a company organized and existing under the laws of the People's Republic of China that is engaged in the plantation and sale of garden plants used for landscaping, including Chinese Yew, Aesculus, Dove Tree and Dendrobium.

On May 20, 2011, FIHK exercised its rights under the Exclusive Option Agreement to direct Xi'an Qi Ying Senior Living, Inc., a company organized and existing under the laws of the People's Republic of China (formerly known as Xi'an Qi Ying Bio-tech Limited, "Qi Ying"), the indirect wholly-owned subsidiary of FIHK, to acquire all of the equity capital of Hengtai. The Exclusive Option Agreement was exercised in a manner that the shareholders of Hengtai transferred all of their equity capital in Hengtai to Qi Ying. At or about the same time, Spone Limited, a company organized and existing under the laws of the Hong Kong SAR of the People's Republic of China ("Spone"), acquired all of the capital stock of Qi Ying, so that it became a direct wholly-owned subsidiary of Spone. FIHK then acquired all of the capital stock of Spone, so that it became a direct wholly-owned subsidiary of FIHK. As a result, Hengtai became an indirect wholly owned subsidiary of FIHK and also accordingly became our indirect wholly owned subsidiary.

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

On June 1, 2018, the Company became a majority owner in a PRC corporation, Shaanxi Jinjiangshan Da Jiankang Health Science Development Co., Ltd.

Our current corporate structure is as follows:

Business Overview

We engage in the business of managing senior living facility in Xianyang, a part of Xi'an metropolitan area in Shaanxi Province, China. Under a management services agreement with Xianyang Yifuge Elderly Apartment Co., Ltd., a Chinese company wholly-owned by our CEO and director Jincao Wu ("Yifuge Elderly Apartment"), dated as of December 1, 2012, as amended and supplemented by a memorandum of understanding dated December 30, 2015 (the "Management Services Agreement"), we manage Yifuge Elderly Apartment's existing elderly apartments and facilities with the ability to serve 200 residents (the "Legacy Senior Housing Project") and, we plan to manage the the New Senior Housing Project (as defined below) after the construction is completed. This agreement is effective for 30 years until December 31, 2045. We have been offering our services to Yifuge Elderly Apartment since the effective date of the Management Services Agreement, and in return, we are paid monthly a management fee generated from assisted living fees and caring fees from the residents of the senior housing projects. These residents are offered access to a full continuum of services across all sectors of the senior living industry. The fact that our management fee is generated from private customers limits our exposure to government reimbursement risk. We believe we are engaged in the attractive sectors of the senior living industry in China with significant opportunities to increase our revenues through effectively manage the elderly apartments and facilities by providing a combination of housing, hospitality services and health care services to the residents.

Since March 2012, Yifuge Elderly Apartment has engaged the Northwestern branch of China Construction Fourth Engineering Division Co., Ltd. as construction company to start a development project for a senior apartment housing complex (the "New Senior Housing Project") with anticipated total costs of RMB 630,000,000 (approximately $96,659,130) on a parcel of 101 mu (approximately 724,770 square feet) at Xianyang National High-tech Industrial Development Zone. This parcel of land was granted with rights to use, transfer, lease, and mortgage by the People's Municipal Government of Xianyang to Yifuge Elderly Apartment for the period from October 9, 2012 to June 2062 for the purposes of medical research, healthcare, and charity. The construction of the phase I project has been completed featuring a ten-story efficiency apartment building with 500 beds; an eighteen-story family-based apartment building with 144 households; and a seven-story multi-functional medical building; these buildings are under internal decoration, it is expected to become operational and generate revenues starting 2019.

Additionally, we offer free membership subscription for seniors. Currently, we have approximately 2,000 members, most of whom are those who have signed up to be residents of the New Senior Housing Project.

We plan to grow our revenue and operating income through a combination of: (i) organic growth; (ii) expanding our business by acquiring operating companies and facilities; and (iii) the realization of economies of scale. Given the size and breadth of our basic platform, we believe that we are well positioned to invest in a broad spectrum of assets in the senior living industry.

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

Our Business Strategy and Business Plan

Our business strategy is provide senior care services utilizing traditional Chinese medicine ("TCM"). For our New Senior Housing Project, we plan to cooperate with the Affiliated Hospital of Shaanxi University of Traditional Chinese Medicine to found a Class III Grade-A (the highest grade according to China's hospital grading management guidelines) branch hospital featuring TCM medical and health care. This branch hospital will aim to provide TCM treatment to the elderly, including acupuncture, massage, and fumigation; to establish specialized outpatient department, and hospitalization and rehabilitation department; and to formulate and promote TCM diagnosis and clinical guidelines for common diseases, frequently-occurring diseases and severe illnesses of the elderly.

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

On June 1, 2018, the Company became a majority owner in a PRC corporation, Shaanxi Jinjiangshan Da Jiankang Health Science Development Co., which will build and operate a service platform, providing medical and health care information and integrating resources such as domestic service companies, community management companies, community and rural primary medical institutions, and nursing homes. With such integration, which is supported by innovative big data and cloud computing technologies, we believe that our platform will operate efficiently and will be able to serve as an "intangible and boundless nursing home" covering comprehensive bases, including life caring, domestic services, meal assistance, medical treatment, health care, rehabilitation, nursing, security assistance, psychological consultation and referral.-

Sales and Marketing

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

The term of the Management Services Agreement is 30 years commencing on December 1, 2012 and ending on December 31, 2045, unless terminated by either party earlier. We have been providing our services to Yifuge Elderly Apartment since December 1, 2012, and in return, we are paid a monthly management fee generated from assisted-living fees and caring fees from Yifuge Elderly Apartment's residents. Our revenues from such management fee was $470,787 and $500,544 in the years ended December 31, 2016 and December 31, 2017, respectively. Typically, residents of the elder apartments are senior citizens aged 60 and above who desire or need a more supportive living environment. They generally are first accepted as residents of a retirement centers unit and may later move to an assisted living facility.

Since March 2012, Yifuge Elderly Apartment has engaged the Northwestern branch of China Construction Fourth Engineering Division Co., Ltd. as construction company to start the New Senior Housing Project with anticipated total costs of RMB 630,000,000 (approximately $96,659,130) in a parcel of 101 mu (approximately 724,770 square feet) at Xianyang National High-tech Industrial Development Zone. This parcel of land was granted with rights to use, transfer, lease, and mortgage by the People's Municipal Government of Xianyang to Yifuge Elderly Apartment for the period from October 9, 2012 to June 2062 for the purposes of medical research, healthcare, and charity. The phase I project has been completed featuring a ten-story efficiency apartment building with 500 beds; an eighteen-story family-based apartment building with 144 households; and a seven-story multi-functional medical building, and till now, these buildings are under internal decoration , it is expected to become operational and generate revenues by starting 2019.

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

Intellectual Property

Our patent application on smart senior servicing system is currently pending.

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

Employees

We currently employ a total of 55 full-time employees.

In compliance with the Employment Contract Law of the PRC, we have written contracts with all our employees for various terms. The employment agreements include the positions, responsibilities and salaries of the respective employees, as well as the circumstances under which employment may be terminated in compliance with the Employment Contract Law of the PRC. None of our employees are covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employees to be good.

ITEM 1A. RISK FACTORS

Not required because we are a smaller reporting company.

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

We believe that our current facilities are adequate and suitable for our operations.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders are an adverse party or have a material interest adverse to us.

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

	High Bid	Low Bid
Period ended December 31, 2017	$0.1346	$0.1346

Fiscal Year 2017
First Quarter	$0.13	$0.13
Second Quarter	$0.27	$0.16
Third Quarter	$0.19	$0.13

Fiscal Year 2016

First Quarter	$0.44	$0.15
Second Quarter	$0.27	$0.16
Third Quarter	$0.20	$0.15
Fourth Quarter	$0.19	$0.13

Fiscal Year 2015

First Quarter	$0.40	$0.17
Second Quarter	$0.30	$0.17
Third Quarter	$0.30	$0.30
Fourth Quarter	$0.30	$0.17

As of December 31, 2017, the closing bid quote for our common stock was $0.134 per share.

Stockholders of Record

As of December 31, 2017, we had 240 record holders of our common stock. Interwest Transfer Co., Inc., 1981 East 4800 South, Ste 100, Salt Lake City, UT 84111, Attn Melinda Orth is the transfer agent for our common stock.

Dividends

Holders of our common stock are entitled to dividends if declared by the Board of Directors out of funds legally available therefore. As of December 31, 2017 no cash dividends have been declared.

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

Recent Purchases of Equity Securities by us and our Affiliated Purchasers

We have not repurchased any of our common stock and have no publicly announced repurchase plans or programs as of December 31, 2017.

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

We engage in the business of operating senior living facility in Xianyang City, a part of Xi'an Metropolitan Area in Shaanxi Province, People's Republic of China (or "China" or "PRC"), out of our single location with the ability to serve 200 residents. We offer our residents access to a full continuum of services across all sectors of the senior living industry. We generate our revenues from private customers, which limits our exposure to government reimbursement risk. In addition, we control the operating economics of our facility through property ownership and long-term leases. We believe we operate in the attractive sectors of the senior living industry in China with significant opportunities to increase our revenues through providing a combination of housing, hospitality services and health care services.

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

Results of Operations

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

The following table summarizes the results of our operations during the years ended December 31, 2017 and 2016, respectively and provides information regarding the dollar and percentage increase or (decrease) from the year ended December 31, 2017 compared to the year ended December 31, 2016.

(All amounts, other than percentages, stated in U.S. dollars)

	Years ended December 31,		Increase/	Increase/
	2017	2016	(Decrease) ($)	(Decrease) (%)
Net revenues	500,544	470,787	29,757	6%
Cost of revenues	327,447	335,998	(8,551)	(3)%
Gross profit	173,097	134,789	38,308	28%
Operating expenses
Selling and marketing expenses	-	-	-	-
General and administrative expenses	47,162	213,176	(166,014)	(78)%
Operating income/(loss)	125,935	(78,387)	204,322	261%
Net income/(loss)	125,939	(78,362)	204,301	261%

Revenue

Net revenues. Our net revenue for the year ended December 31, 2017 amounted to $500,544, which represents an increase of approximately $29,757, or 6%, from the year ended on December 31, 2016, in which our net revenue was $470,787.

Cost of Revenues. Our cost of revenue for the year ended December 31, 2017 amounted to $327,447, which represents a decrease of approximately $8,551, or 3%, from the year ended December 31, 2016, in which our cost of revenue was $335,998.

Gross Profit. Our gross profit for the year ended December 31, 2017 amounted to $173,097, which represents an increase of approximately 38,308, or 28%, from the year ended on December 31, 2016, in which our gross profit was $134,789.

Operating Expenses

Selling Expenses. There were no selling expenses incurred in 2017 and 2016.

General and Administrative Expenses. We experienced a decrease in general and administrative expense of $166,014 from $213,176 to $47,162 for the year ended December 31, 2017, compared to the same period in 2016. The decrease was mainly due to the decreases in professional fees incurred as compared to 2016, when the Company reorganized its structure and changed its business.

Operating Income

Operating income increased by $204,322, or 261%, to operating income of $125,935 in 2017 from operating loss of $(78,387) in 2016 as a result of the increase of general and administrative expenses.

Income Taxes

There were no income tax expenses incurred in 2017 and 2016.

Net Income

Net income increased by $204,301, or 261%, to net income of $125,939 in 2017 from net loss of $(78,362) in 2016 as a result of the decreases in general and administrative expenses.

Liquidity and Capital Resources General

As of December 31, 2017 and December 31, 2016, cash and cash equivalents were $24,962 and $4,270, respectively.

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

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

	For the years ended December 31,
(Stated in U.S. dollars)	2017	2016
Net cash flows used in operating activities	(14,553)	(176,752)
Net cash flows used in investing activities	-	-
Net cash flows provided by financing activities	33,184	138,174
Effect of foreign currency translation on cash and cash equivalents	2,061	682

Operating Activities

Net cash used in operating activities for the year ended December 31, 2017 was $14,553 and net cash used in operating activities for the year ended December 31, 2016 was $176,752.

Investing Activity

There were no investing activities in 2017 and 2016.

Financing Activities

Net cash provided from financing activities for the year ended December 31, 2017 was $33,184, and net cash provided from financing activities for the year ended December 31, 2016 was $138,174. The decrease is primarily due to decreases in funding provided by the related party to support the Company’s operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements of the Company for the fiscal year ended December 31, 2017 and the notes thereto are set forth on page F-1 through F-19 of this Annual Report on Form 10-K.

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

As of the end of the period covered by this Annual Report, our Chief Executive Officer and Principal Accounting Officer (the "Certifying Officers"), conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

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

As of December 31, 2017, we carried out an assessment of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control-Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2017. Management has specifically observed that our accounting systems and current staffing resources in our finance department are currently insufficient to support the complexity of our financial reporting requirements. We currently do not have adequate staff members in our accounting and finance department who have experience or specialized training in preparing financial statements in the form and format required by the SEC. We have also experienced difficulty in applying complex accounting and financial reporting disclosure rules as required under various aspects of GAAP and SEC reporting regulations including those relating to accounting for business combinations, intangible assets, derivatives and income taxes.

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

Changes in Internal Control over Financial Reporting.

During the period ended December 31, 2017, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors (2):

Name	Age	Position(s)	Position Since
Jincao Wu	46	Director and chief executive officer of the Company; president and chief executive officer of Shaanxi Jinjiangshan	September 2015
Zhongyang Shang (1)	64	Director and chairman of the board of directors, and president of the Company; director and vice president of Shaanxi Jinjiangshan	December 2015/ January 2016
Meng Wu	28	Director of the Company; assistant to the manager of Shaanxi Shaanxi Jinjiangshan	December 2015
Xiaobin Chen	46	Director of the Company	March 2016
Zhenghua Peng	74	Director of the Company	March 2016
Liping Cui	46	Chief financial officer and treasurer	September 2015

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

Family Relationships

Jincao Wu, our director and chief executive officer is married to Zhongyang Shang, the former chairman of our board of directors and our president who passed away on April 14, 2017.

None of the other directors or executive officers have a family relationship as defined in Item 401 of Regulation S-K.

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

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the period ended December 31, 2017, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, have not filed all required reports on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION.

No current or prior officer or director has received any remuneration or compensation from the Company in the past three years, nor has any member of the Company’s management been granted any option or stock appreciation right. Accordingly, no tables relating to such items have been included within this Item. None of our employees is subject to a written employment agreement nor has any officer received a cash salary since our founding. The Company has no agreement or understanding, express or implied, with any director, officer or principal stockholder, or their affiliates or associates, regarding compensation in the form of salary, bonuses, stocks, options, warrants or any other form of remuneration, for services performed on behalf of the Company. Nor are there compensatory plans or arrangements, including payments to any officer in relation to resignation, retirement, or other termination of employment, or any change in control of the Company, or a change in the officer’s responsibilities following a change in control of the Company

Option Grants in Last Fiscal Year

There were no options granted to any of the named executive officers during the year ended December 31, 2017.

During the year ended December 31, 2017, none of the named executive officers exercised any stock options.

Pension, Retirement or Similar Benefit Plan

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of our capital stock, as of December 31, 2017 held by: (i) each person known by us to be the beneficial owner of 5% or more of the outstanding common stock, (ii) each executive officer and director of the Company, and (iii) all of our executive officers and directors as a group. As of December 31, 2017, the Company has 56,560,007 shares of Common Stock outstanding.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial	% of Class
Director and Officers
Jincao Wu, director, chief executive officer	30,830,000	54.51%
Meng Wu, director	50,000	*
Liping Cui, chief financial officer	20,000	*
Xiaobin Chen, director	-	-
Zhenghua Peng, director	-	-
Zhongyang Shang, Director and chairman of the board of directors, and president of the Company(1)	-	-
All officers and directors as a group (6 persons)	30,900,000	54.63%

5% Holders	30,830,000	54.51%
Jincao Wu, director, chief executive officer
All 5% holders as a group (1 person)

__________

* less than 1%.

(1) Mr. Shang passed away on April 14, 2017. As of the date of this filing, the Board continues to search for his replacement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

Related Party Receivables

Related party receivables consisted of the following as of December 31, 2017 and 2016:

	12/31/2017	12/31/2016
Wu, Jingmeng (1)	$1,159,477	$945,317
Xianyang Yifuge Elderly Apartment Co., Ltd. (“Xianyang”) (2)	2,936	1,141
	$1,162,413	$946,458

(1) Advances made by the Company to Mr. Wu, Jingmeng. Mr. Wu is the deputy general manager of the Company. The funds was used by Mr. Wu to pay for construction of a second senior home in Xianyang City, Shaanxi Province. The Company will provide management services to this new senior home after the construction is completed. The receivable had no impact on earnings. This balance of related party receivables is unsecured, interest-free and has no fixed terms of repayment. It is neither past due nor impaired. Management believes the amounts are recoverable.

(2) Service fees earned that the Company has not collected as of balance sheet date in connection with the services rendered to Xianyang during the period. The balance of related party receivables is unsecured, interest-free and has no fixed terms of repayment. It is neither past due nor impaired. Management believes that the amount will be repaid in the next billing cycle. Xianyang is controlled by the management of the Company.

Related Party Advances

Related party advances as of December 31, 2017 and 2016:

	12/31/2017	12/31/2016
Xianyang Yifuge Elderly Apartment Co., Ltd. (“Xianyang”)	$928	$3,263

Related party advances represented advances received in connection with services that have not yet been rendered to Xianyang but are expected to be in the future. Xianyang is controlled by the management of the Company.

Related Party Payable

Related party payable as of December 31, 2017 and 2016:

	12/31/2017	12/31/2016
Liu, Shengli	$210,178	$210,178
Xianyang Yifuge Elderly Apartment Co., Ltd. (“Xianyang”)	168,212	148,189
	378,390	358,367

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

For the Company's fiscal years ended December 31, 2017 and 2016, we were billed approximately $38,000 and $54,000 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting.

There were no fees for audit related services for the years ended December 31, 2017 and 2016.

Tax Fees— This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

For the Company's fiscal years ended December 31, 2017 and 2016, we were billed Nil and $5,200 for professional services rendered for tax compliance.

All Other Fees — This category consists of fees for other miscellaneous items.

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2017 and 2016.

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

PART IV

ITEM 15. EXHIBITS

(a) The following documents are filed as part of this report:

(1) Financial Statements and Report of Independent Registered Public Accounting Firm, which are set forth in the index to Consolidated Financial Statements on pages F-1 through F-19 of this report.

(2) Financial Statement Schedule: None.

(3) Exhibits

Exhibit No.	Description

3.1*	Articles of Incorporation of the Company (Incorporated by reference from Exhibit 3 to Patriot Investment Corporation’s Form 10-SB12G filed with the Commission on April 13, 1999)
3.2*	Bylaws of the Company (Incorporated by reference from Exhibit 3 to Patriot Investment Corporation’s Form 10-SB12G filed with the Commission on April 13, 1999)
3.3*	Amendment of Articles of Incorporation filed with the Nevada Secretary of State on September 8, 2015 (Incorporated by reference from Exhibit 3.3 to our annual report Form10-K filed on May 15, 2017.)
10.1*	Securities Issuance Agreement, dated September 29, 2015, by and between Jincao Wu and the Registrant (1)
10.2*	Exclusive Business Cooperation and Management Agreement, dated September 29, 2015, by and between Qi Ying and Shaanxi Jinjiangshan (1)
10.3*	Exclusive Option Agreement, dated September 29, 2015, by and among Qi Ying, Shaanxi Jinjiangshan, and Shaanxi Jinjiangshan's shareholders, Jincao Wu and Zhongyang Shang (1)
10.4*	Equity Interest Pledge Agreement, dated September 29, 2015 by and among Qi Ying, Shaanxi Jinjiangshan, and Shaanxi Jinjiangshan's shareholders, Jincao Wu and Zhongyang Shang (1)
10.5*	Two Power of Attorney, dated September 29, 2015, between Jincao Wu and Qi Ying, and Zhongyang Shang and Qi Ying, respectively (1)
10.6*	Promissory Note Conversion Agreement, dated September 29, 2015, between the Registrant and eight note holders (1)
10.6**	Entrustment Management Contract, dated December 01, 2015, between Xianyang Yifuge Elderly Apartment Co., Ltd. and Shaanxi Jinjiangshan Elderly Care Service Management Co., Ltd.
14.1*	Code of Ethics (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on December 19, 2008)

21.1*	Subsidiaries of Registrant (Incorporated by reference from Exhibit 3.3 to our annual report Form10-K filed on May 15, 2017.)
31.1**	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302
31.2**	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302
32.1***	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2***	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document XBRL
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

____________

(1)	Incorporated by reference to the Registrant's Form 8-K, filed on October 13, 2015.

* Previously filed

** Filed herewith

*** Furnished herewith

ITEM 16. FORM 10–K SUMMARY

None

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

Signature	Title	Date

/s/ Jincao Wu	Director, chief executive officer (principal executive officer)	October 4, 2018
Jincao Wu

/s/ Liping Cui	Chief financial officer (principal financial officer)	October 4, 2018
Liping Cui

/s/ Meng Wu	Director	October 4, 2018
Meng Wu

/s/ Xiaobin Chen	Director	October 4, 2018
Xiaobin Chen

/s/ Zhenghua Peng	Director	October 4, 2018
Zhenghua Peng

China Senior Living Industry International Holding Corporation

Audited Consolidated Financial Statements

December 31, 2017 and 2016

(Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

China Senior Living Industry International Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of China Senior Living Industry International Holding Corporation and its subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the financial statements, the Company had incurred substantial accumulated deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters are described in Note 15. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

WWC, P.C.

Certified Public Accountants

San Mateo, CA

October 4, 2018

We have served as the Company’s auditor since September 8, 2015

China Senior Living Industry International Holding Corporation

Audited Consolidated Balance Sheets

As of December 31, 2017 and 2016

(Stated in U.S. Dollars)

	12/31/2017	12/31/2016

ASSETS

Current assets
Cash and cash equivalents	$24,962	$4,270
Accounts receivable – related party, net	2,936	1,141
Related party receivable	1,159,477	945,317
Total current assets	1,187,375	950,728
Non-current asset
Intangible asset, net	141	199
TOTAL ASSETS	$1,187,516	$950,927

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued and other liabilities	$158,199	$133,248
Related party advances	928	3,263
Related party payable	378,390	358,367
TOTAL LIABILITIES	$537,517	$494,878

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000
shares authorized; 0 shares issued and outstanding	$-	$-
Common stock, $0.001 par value; 200,000,000
shares authorized, 56,560,007 shares
issued and outstanding as of December 31, 2017
and 2016, respectively	56,560	56,560
Additional paid in capital	1,083,474	1,083,474
Statutory reserve	69,967	53,594
Accumulated other comprehensive loss	(4,872)	(72,883)
Accumulated deficit	(555,130)	(664,696)
Total Stockholders’ equity	$649,999	$456,049

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$1,187,516	$950,927

See Accompanying Notes to the Consolidated Financial Statements and Accountant’s Report

China Senior Living Industry International Holding Corporation

Audited Consolidated Statements of Operations and Comprehensive Income/ (Loss)

For the years ended December 31, 2017 and 2016

(Stated in U.S. Dollars)

	12/31/2017	12/31/2016

Revenues – related party	$500,544	$470,787
Cost of revenues	327,447	335,998
Gross profit	173,097	134,789

Operating expenses
General and administrative expenses	47,162	213,176

Operating income/(loss)	125,935	(78,387)

Other income
Interest income	4	25
Total other income	4	25

Earnings/(loss) before tax	125,939	(78,362)

Income tax	-	-

Net income/(loss)	$125,939	$(78,362)

Other comprehensive income:
Foreign currency translation gain/(loss)	68,011	(61,131)
Comprehensive income/(loss)	$193,950	$(139,493)

Earnings/(loss) per share
Basic	$0.00	$(0.00)
Diluted	$0.00	$(0.00)

Weighted average number of
Common shares outstanding
Basic	56,560,007	56,023,021
Diluted	56,560,007	56,023,021

See Accompanying Notes to the Consolidated Financial Statements and Accountant’s Report

China Senior Living Industry International Holding Corporation

Audited Consolidated Statements of Cash Flows

For the years ended December 31, 2017 and 2016

(Stated in U.S. Dollars)

	12/31/2017	12/31/2016

Cash flows from operating activities
Net income/(loss)	$125,939	$(78,362)
Depreciation and amortization	68	69
Stock based compensation	-	72,800
Increase in related party receivable	(146,689)	(165,604)
Increase/(decrease) in accrued liabilities	8,588	(7,775)
(Decrease)/increase in related party advances	(2,460)	2,120
Net cash used in operating activities	(14,553)	(176,752)

Cash flows from financing activities
Increase in related party payable	33,184	138,174
Net cash provided by financing activities	33,184	138,174

Net increase/(decrease) of cash and cash equivalents	18,631	(38,578)

Effect of foreign currency translation on cash and cash equivalents cashceequivalents	2,061	682

Cash and cash equivalents – beginning of period	4,270	42,166
Cash and cash equivalents – end of period	$24,962	$4,270

Supplementary cash flow information:
Interest received	$4	$25
Interest paid	$-	$-
Income tax paid	$-	$-

See Accompanying Notes to the Consolidated Financial Statements and Accountant’s Report

China Senior Living Industry International Holding Corporation

Audited Consolidated Statements of Stockholder’s Equity

For the years ended December 31, 2017 and 2016

(Stated in U.S. Dollars)

					Accumulated
	Number		Additional		Other
	Of	Common	Paid-in	Statutory	Comprehensive	Accumulated
	Shares	Stock	Capital	Reserves	Loss	Deficit	Total

Balance, January 1, 2016	56,000,007	56,000	1,011,234	41,208	(11,752)	(573,948)	522,742
Net loss	-	-	-	-	-	(78,362)	(78,362)
Issuance of shares – consulting expense	560,000	560	72,240	-	-	-	72,800
Appropriations to statutory reserves	-	-	-	12,386	-	(12,386)	-
Foreign currency translation adjustment	-	-	-	-	(61,131)	-	(61,131)
Balance, December 31, 2016	56,560,007	56,560	1,083,474	53,594	(72,883)	(664,696)	456,049

Balance, January 1, 2017	56,560,007	56,560	1,083,474	53,594	(72,883)	(664,696)	456,049
Net income	-	-	-	-	-	125,939	125,939
Appropriations to statutory reserves	-	-	-	16,373	-	(16,373)	-
Foreign currency translation adjustment	-	-	-	-	68,011	-	68,011
Balance, December 31, 2017	56,560,007	56,560	1,083,474	69,967	(4,872)	(555,130)	649,999

See Accompanying Notes to the Consolidated Financial Statements and Accountant’s Report

China Senior Living Industry International Holding Corporation

Notes to Audited Consolidated Financial Statements

December 31, 2017 and 2016

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

Notes to Audited Consolidated Financial Statements

December 31, 2017 and 2016

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

Notes to Audited Consolidated Financial Statements

December 31, 2017 and 2016

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

As of December 31, 2017, the detailed identities of the consolidating subsidiaries are as follows:

	Place of	Attributable	Registered
Name of Company	incorporation	equity interest %	capital
Financial International (Hong Kong)	Hong Kong	100%	HKD
Holdings Company Limited			10,000,000

Spone Limited	Hong Kong	100%	HKD 1

Xi’an Qi Ying Senior Living, Inc	PRC	100%	RMB 50,000
(“Qi Ying”)

Shaanxi Jinjiangshan Senior Living	PRC	Variable Interest Entity, with Qi Ying as the primary beneficiary	RMB
Management Co. Ltd			3,000,000

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

Notes to Audited Consolidated Financial Statements

December 31, 2017 and 2016

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

(i) Advertising

All advertising costs are expensed as incurred. For the years ended December 31, 2017 and 2016, there was no advertising costs incurred.

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

China Senior Living Industry International Holding Corporation

Notes to Audited Consolidated Financial Statements

December 31, 2017 and 2016

(Stated in U.S. Dollars)

In order to encourage enterprises to operate senior homes, PRC tax law provides a tax holiday by waiving the income tax for entities operating in this industry. According to the Minfa (2015) No. 33 “Advice to Encourage Private Capital to Participate in the Development of Pension Services”, jointly issued by ten ministries which include the Ministry of Civil Affairs and the Ministry of Finance of the People’s Republic of China, the Company is entitled to benefit from the sales tax exemption and business tax exemption policy. As such, the Company is not subject to income tax as of December 31, 2017.

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

(m) Statutory reserves

Statutory reserves are referring to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations. The Company transferred $16,373 and $12,386 from retained earnings to statutory reserves for the years ended December 31, 2017 and 2016, respectively. PRC laws prescribe that an enterprise operating at a profit, must appropriate, on an annual basis, an amount equal to 10% of its profit. Such an appropriation is necessary until the reserve reaches a maximum that is equal to 50% of the enterprise’s PRC registered capital. The amount is not available for payment of dividends.

China Senior Living Industry International Holding Corporation

Notes to Audited Consolidated Financial Statements

December 31, 2017 and 2016

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

	12/31/2017	12/31/2016
Period end/Year end RMB:	6.5064	6.9437
US$ exchange rate
Average period/yearly RMB:	6.7570	6.6430
US$ exchange rate

Period end/Year end HKD:	7.8144	7.7543
US$ exchange rate
Average period/yearly HKD:	7.7925	7.7617
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

Notes to Audited Consolidated Financial Statements

December 31, 2017 and 2016

(Stated in U.S. Dollars)

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

As of December 31, 2017 and 2016, the Company did not identify any assets and liabilities whose carrying amounts were required to be adjusted in order to present them at fair value.

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

The Company uses FASB ASC Topic 220, “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except the changes in paid-in capital and distributions to stockholders due to investments by stockholders. Comprehensive income for the years ended December 31, 2017 and 2016 included net income and foreign currency translation adjustments.

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

Notes to Audited Consolidated Financial Statements

December 31, 2017 and 2016

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

As of December 31, 2017, there are no other recently issued accounting standards not yet adopted that would or could have a material effect on the Company’s financial statements.

China Senior Living Industry International Holding Corporation

Notes to Audited Consolidated Financial Statements

December 31, 2017 and 2016

(Stated in U.S. Dollars)

3. EARNINGS/(LOSS) PER SHARE

	12/31/2017	12/31/2016
Basic (Loss)/Earnings Per Share:
Numerator:
Net income/(loss) used in computing basic
Earnings/(loss) per share	$125,939	$(78,362)

Denominator:
Weighted average common shares
outstanding	56,560,007	56,023,021
Basic earnings/(loss) per share:	$0.00	$(0.00)

Diluted Earnings/(loss) Per Share:
Numerator:
Net income/(loss) used in computing diluted
Earnings/(loss) per share	$125,939	$(78,362)

Denominator:
Weighted average common shares
Outstanding	56,560,007	56,023,021
Diluted earnings/(loss) per share	$0.00	$(0.00)

4. ACCOUNTS RECEIVABLE - RELATED PARTY

Accounts receivable - related party consisted of the following as of December 31, 2017 and 2016:

	12/31/2017	12/31/2016
Xianyang Yifuge Elderly Apartment Co., Ltd. (“Xianyang”)	2,936	1,141

The balance represents service fees earned that the Company has not collected as of balance sheet date in connection with the services rendered to Xianyang during the period. The balance of the receivable is unsecured, interest-free and has no fixed terms of repayment. It is neither past due nor impaired. Management believes that the amount will be repaid in the next billing cycle, and, therefore, did not provide any allowances for bad debts during the years ended December 31, 2017 and 2016. Xianyang is controlled by the management of the Company.

China Senior Living Industry International Holding Corporation

Notes to Audited Consolidated Financial Statements

December 31, 2017 and 2016

(Stated in U.S. Dollars)

5. RELATED PARTY RECEIVABLES

Related party receivables consisted of the following as of December 31, 2017 and 2016:

	12/31/2017	12/31/2016
Wu, Jingmeng	$1,159,477	$945,317

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

6. INTANGIBLE ASSETS, NET

Intangible assets consisted of the following as of December 31, 2017 and 2016:

	12/31/2017	12/31/2016
Software, at cost	$353	$331
Less accumulated amortization	(212)	(132)
	$141	$199

Amortization expense for the years ended December 31, 2017 and 2016 were $69 and $69, respectively.

7. ACCRUED AND OTHER LIABLITIES

Accrued and other liabilities consisted of the following as of December 31, 2017 and 2016:

	12/31/2017	12/31/2016
Wages payable	$22,566	$19,048
Accrued professional and consulting fees	135,633	114,200
	$158,199	$133,248

China Senior Living Industry International Holding Corporation

Notes to Audited Consolidated Financial Statements

December 31, 2017 and 2016

(Stated in U.S. Dollars)

8. RELATED PARTY ADVANCES

Related party advances consisted of the following as of December 31, 2017 and 2016:

	12/31/2017	12/31/2016
Xianyang Yifuge Elderly Apartment Co., Ltd. (“Xianyang”)	$928	$3,263

Related party advances represented advances received in connection with services that have not yet been rendered to Xianyang but are expected to be in the future. Xianyang is controlled by the management of the Company.

9. RELATED PARTY PAYABLE

Related party payable consisted of the following as of December 31, 2017 and 2016:

	12/31/2017	12/31/2016
Liu, Shengli	$210,178	$210,178
Xianyang Yifuge Elderly Apartment Co., Ltd. (“Xianyang”)	168,212	148,189
	378,390	358,367

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

10. LEASE COMMITMENTS

On January 4, 2013, the Company entered into an operating lease agreement with a related party leasing for office space located in Xianyang City, Shaanxi Province. The lease expires on December 31, 2045. No deposit is paid with this lease. As of December 31, 2017 and 2016, the Company had commitments for future minimum lease payments under a non-cancelable operating lease as follows:

Period	12/31/2017	12/31/2016
Year 1	$2,951	$2,765
Year 2	2,951	2,765
Year 3	2,951	2,765
Year 4	2,951	2,765
Year 5	2,951	2,765
Thereafter	62,202	66,362
Total	$76,957	$80,187

Rental expenses for the years ended December 31, 2017 and 2016 were $2,841 and $2,890, respectively. Rental expenses are recognized on a straight-line basis.

China Senior Living Industry International Holding Corporation

Notes to Audited Consolidated Financial Statements

December 31, 2017 and 2016

(Stated in U.S. Dollars)

11. INCOME TAX

All of the Company’s operations are in the PRC, and in accordance with the relevant tax laws and regulations. The corporate income tax rate in China is 25%.

In order to encourage enterprises to operate senior homes, PRC tax law provides a tax holiday by waiving the income tax for entities operating in this industry. According to the Minfa (2015) No. 33 “Advice to Encourage Private Capital to Participate in the Development of Pension Services”, jointly issued by ten ministries which include the Ministry of Civil Affairs and the Ministry of Finance of the People’s Republic of China, the Company is entitled to benefit from the sales tax exemption and business tax exemption policy. As such, the Company is not subject to income tax as of December 31, 2017. As of the date of this report, the Company does not expect that this tax exemption policy will terminate in the near future.

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

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for the years ended December 31, 2017 and 2016:

	12/31/2017	12/31/2016
Income attributed to PRC operations	$163,732	$123,859
Loss attributed to US and HK entities	(37,793)	(202,221)
Income/(loss) before tax	$125,939	$(78,362)

PRC Statutory Tax at 25% Rate	40,933	30,965
Effect of tax exemption granted	(40,933)	(30,965)
Income tax	-	-

China Senior Living Industry International Holding Corporation

Notes to Audited Consolidated Financial Statements

December 31, 2017 and 2016

(Stated in U.S. Dollars)

Per Share Effect of Tax Exemption

	12/31/2017	12/31/2016
Effect of tax exemption granted	$40,933	$30,965
Weighted-Average Shares Outstanding Basic	56,560,007	56,023,021
Per share effect	$0.00	0.00

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows for the years ended December 31, 2017 and 2016:

	12/31/2017	12/31/2016
U.S. federal statutory income tax rate	34%	34%
Lower rates in PRC, net	(9%)	(9%)
Tax holiday for senior care industry	(25%)	(25%)
The Company’s effective tax rate	0%	0%

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company has considered the accounting impact of the effects of the Act during the year ended December 31, 2017 including a reduction in the corporate tax rate from 34% to 21% among other changes.

12. RELATED PARTY TRANSACTION

For the years ended December 31, 2017 and 2016, the Company had one client which represented 100% of the revenue. The client is a related party. The related party is controlled by the management of the Company:

	For the years ended
	12/31/2017	12/31/2016
Xianyang Yifuge Elderly Apartment Co., Ltd. (“Xianyang”)	$500,544	$470,787

13. CONCENTRATIONS AND RISKS

A. Concentration

As of December 31, 2017, the Company had one client which represented 100% of the revenue. The client is a related party. The related party is controlled by the management of the Company.

As of December 31, 2017, the Company has a material balance due from a related party. There is a concentration risk if the balance is not repaid and would create a material impact in the Company’s financial position and liquidity.

China Senior Living Industry International Holding Corporation

Notes to Audited Consolidated Financial Statements

December 31, 2017 and 2016

(Stated in U.S. Dollars)

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

14. SEGMENT INFORMATION

As of and for the years ended December 31, 2017 and 2016, all revenues of the Company represented the provision of management services to senior homes. No financial information by business segment is presented. Furthermore, as all revenues are derived from the PRC, no geographic information by geographical segment is presented.

15. GOING CONCERN UNCERTAINTIES

These financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of December 31, 2017, the Company had accumulated deficits of $555,130 due to the substantial losses in operations in prior years, and a related party owed a significant balance to the Company that has not been repaid, which has limited the Company’s liquidity. Management’s plan to support the Company in operations and to maintain its business strategy is to raise funds through public and private offerings and to rely on officers and directors to perform essential functions with minimal compensation. If we do not raise all of the money we need from public or private offerings, we will have to find alternative sources, such as loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. If we require additional cash and cannot raise it, we will either have to suspend operations or cease business entirely.

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

