Form 10-Q
period 2018-03-31
China Senior Living Industry International Holding Corp
filed 2018-11-01
CIK 805729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of November 1, 2018, the Registrant had 56,560,007 shares of common stock outstanding.

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

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “will,” “plan,” “could,” “target,” “contemplate,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these or similar words. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including the ability to raise sufficient capital to continue the Company’s operations. These statements may be found under Part I, Item 2-“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as elsewhere in this Quarterly Report on Form 10-Q generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, matters described in this Quarterly Report on Form 10-Q.

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

March 31, 2018 and December 31, 2017

(Stated in U.S. Dollars)

4

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

China Senior Living Industry International Holding Corporation

Results of Review of Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of China Senior Living Industry International Holding Corporation and its subsidiaries (the Company) as of March 31, 2018, the related condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2018 and 2017, and the condensed consolidated statements of cash flows for the three months ended March 31, 2018 and 2017, including the related notes (collectively referred to as the “interim consolidated financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2017, and the related statements of operations, comprehensive loss, changes in shareholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated October 4, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2017 is fairly stated in all material respects in relation to the consolidated financial statements from which it has been derived.

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

October 30, 2018

China Senior Living Industry International Holding Corporation

Condensed Consolidated Balance Sheets (Unaudited)

As of March 31, 2018 and December 31, 2017

(Stated in U.S. Dollars)

	3/31/2018	12/31/2017
ASSETS

Current assets
Cash and cash equivalents	$23,630	$24,962
Accounts receivable – related party, net	3,968	2,936
Related party receivable	1,256,977	1,159,477
Total current assets	1,284,575	1,187,375
Non-current asset
Intangible asset, net	147	141
TOTAL ASSETS	$1,284,722	$1,187,516

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued and other liabilities	$173,315	$158,199
Related party advances	1,111	928
Related party payable	379,663	378,390
TOTAL LIABILITIES	$554,089	$537,517

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	$-	$-
Common stock, $0.001 par value; 200,000,000 shares authorized, 56,560,007 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	56,560	56,560
Additional paid in capital	1,083,474	1,083,474
Statutory reserve	69,967	69,967
Accumulated other comprehensive income/(loss)	37,180	(4,872)
Accumulated deficit	(516,548)	(555,130)
Total Stockholders’ equity	$730,633	$649,999

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,284,722	$1,187,516

See Accompanying Notes to the Financial Statements and Accountant’s Report

China Senior Living Industry International Holding Corporation

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

For the three-month period ended March 31, 2018 and 2017

(Stated in U.S. Dollars)

	3/31/2018	3/31/2017

Revenues – related party	$169,354	$118,397
Cost of revenues	117,018	78,171
Gross profit	52,336	40,226

Operating expenses
General and administrative expenses	13,755	4,108

Operating income	38,581	36,118

Other income
Interest income	1	2
Total other income	1	2

Earnings before tax	38,582	36,120

Income tax	-	-

Net income	$38,582	$36,120

Other comprehensive income:
Foreign currency translation gain	42,052	7,040
Comprehensive income	$80,634	$43,160

Earnings per share
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Weighted average number of
Common shares outstanding
Basic	56,560,007	56,560,007
Diluted	56,560,007	56,560,007

See Accompanying Notes to the Financial Statements and Accountant’s Report

China Senior Living Industry International Holding Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the three-month period ended March 31, 2018 and 2017

(Stated in U.S. Dollars)

	3/31/2018	3/31/2017

Cash flows from operating activities
Net income	$38,582	$36,120
Increase in related party receivable	(55,976)	(13,596)
Increase in accrued liabilities	14,287	81
Increase/(decrease) in related party advances	148	(2,903)
Net cash (used in)/provided by operating activities	(2,959)	19,702

Cash flows from financing activities
Increase in related party payable	755	1,874
Net cash provided by investing activities	755	1,874

Net (decrease)/increase of cash and cash equivalents	(2,204)	21,576

Effect of foreign currency translation on cash and cash equivalents	872	6

Cash and cash equivalents – beginning of period	24,962	4,270
Cash and cash equivalents – end of period	$23,630	$25,852

Supplementary cash flow information:
Interest received	$1	$2
Interest paid	$-	$-
Income tax paid	$-	$-

See Accompanying Notes to the Financial Statements and Accountant’s Report

China Senior Living Industry International Holding Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2018 and December 31, 2017

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

On September 8, 2015, the Company changed its name from China Forestry, Inc. to China Senor Living Industry International Holding Corporation.

On September 29, 2015, Qi Ying entered into a set of VIE Agreements with Shaanxi Yifuge Investments and Assets Co, Ltd (“YFG”) and YFG became the Company’s affiliated operating company in China. As consideration for the entry of the VIE agreement, the Company issued 33,600,000 shares of common stock to Jingcao Wu, a director of the Company. As a result, YFG became a variable interest entity (“VIE”) and was included in the consolidated group.

China Senior Living Industry International Holding Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2018 and December 31, 2017

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

March 31, 2018 and December 31, 2017

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

As of March 31, 2018, the detailed identities of the consolidating subsidiaries are as follows:

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

March 31, 2018 and December 31, 2017

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

All advertising costs are expensed as incurred. For the three-month period ended March 31, 2018 and 2017, there was no advertising costs incurred.

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

Effective January 1, 2008, the PRC government implemented a new 25% tax rate across the board for all enterprises regardless of whether domestic or foreign enterprise without any tax holiday which is defined as "two-year exemption followed by three-year half exemption" hitherto enjoyed by tax payers. As a result of the new tax law of a standard 25% tax rate, tax holidays terminated as of December 31, 2007. However, the PRC government has established a set of transition rules to allow enterprises that were already participating in tax holidays before January 1, 2008, to continue enjoying the tax holidays until they had been fully utilized.

In order to encourage enterprises to operate senior homes, the PRC tax law provides a tax holiday by waiving the income tax for entities operating in this industry. According to the Minfa (2015) No. 33 “Advice to Encourage Private Capital to Participate in the Development of Pension Services”, jointly issued by ten ministries which include the Ministry of Civil Affairs and the Ministry of Finance of the People’s Republic of China, the Company is entitled to benefit from the sales tax exemption and business tax exemption policy. As such, the Company is not subject to income tax as of March 31, 2018.

China Senior Living Industry International Holding Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2018 and December 31, 2017

(Stated in U.S. Dollars)

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

Statutory reserves are referring to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations. The Company transferred $- and $16,373 from retained earnings to statutory reserves for the three-month period ended March 31, 2018 and for the year ended December 31, 2017, respectively. PRC laws prescribe that an enterprise operating at a profit, must appropriate, on an annual basis, an amount equal to 10% of its profit. Such an appropriation is necessary until the reserve reaches a maximum that is equal to 50% of the enterprise’s PRC registered capital. The amount is not available for payment of dividends.

China Senior Living Industry International Holding Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2018 and December 31, 2017

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

	3/31/2018	12/31/2017	3/31/2017
Period end/Year end RMB:	6.2802	6.5064	6.8905
US$ exchange rate
Average period/yearly RMB:	6.3566	6.7570	6.8882
US$ exchange rate

Period end/Year end HKD:	7.8480	7.8144	7.7705
US$ exchange rate
Average period/yearly HKD:	7.8276	7.7925	7.7602
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

March 31, 2018 and December 31, 2017

(Stated in U.S. Dollars)

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

As of March 31, 2018 and December 31, 2017, the Company did not identify any assets and liabilities whose carrying amounts were required to be adjusted in order to present them at fair value.

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

The Company uses FASB ASC Topic 220, “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except the changes in paid-in capital and distributions to stockholders due to investments by stockholders. Comprehensive income for the three-month period ended March 31, 2018 and 2017 included net income and foreign currency translation adjustments.

(r)	Subsequent events

The Company evaluated for subsequent events through the issuance date of the Company’s financial statements.

(s)	Unaudited interim financial information

These unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

The consolidated balance sheets and certain comparative information as of December 31, 2017 are derived from the audited consolidated financial statements and related notes for the year ended December 31, 2017 (“2017 Annual Financial Statements”), included in the Company’s 2017 Annual Report on Form 10-K. These unaudited interim condensed consolidated financial statements should be read in conjunction with the 2017 Annual Financial Statements.

China Senior Living Industry International Holding Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2018 and December 31, 2017

(Stated in U.S. Dollars)

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

As of March 31, 2018, there are no other recently issued accounting standards not yet adopted that would or could have a material effect on the Company’s consolidated financial statements.

China Senior Living Industry International Holding Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2018 and December 31, 2017

(Stated in U.S. Dollars)

3.	(LOSS)/EARNINGS PER SHARE

	For the three-month ended
	3/31/2018	3/31/2017
Basic (Loss)/Earnings Per Share:
Numerator:
Net income used in computing basic
earnings per share	$38,582	$36,120

Denominator:
Weighted average common shares
outstanding	56,560,007	56,560,007
Basic earnings per share:	$0.00	$0.00

Diluted Earnings Per Share:
Numerator:
Net income used in computing diluted
Earnings per share	$38,582	$36,120

Denominator:
Weighted average common shares
outstanding	56,560,007	56,560,007
Diluted (loss)/earnings per share	$0.00	$0.00

4.	ACCOUNTS RECEIVABLE - RELATED PARTY

Accounts receivable - related party consisted of the following as of March 31, 2018 and December 31, 2017:

	3/31/2018	12/31/2017
Xianyang Yifuge Elderly Apartment Co., Ltd. (“Xianyang”)	3,968	2,936

The balance represents service fees earned that the Company has not collected as of balance sheet date in connection with the services rendered to Xianyang during the period. The balance of the receivable is unsecured, interest-free and has no fixed terms of repayment. It is neither past due nor impaired. Management believes that the amount will be repaid in the next billing cycle, and, therefore, did not provide any allowances for bad debts during the three-month period ended March 31, 2018 and 2017 Xianyang is controlled by the management of the Company.

China Senior Living Industry International Holding Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2018 and December 31, 2017

(Stated in U.S. Dollars)

5.	RELATED PARTY RECEIVABLES

Related party receivables consisted of the following as of March 31, 2018 and December 31, 2017:

	3/31/2018	12/31/2017
Wu, Jingmeng	$1,256,977	$1,159,477

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

6.	INTANGIBLE ASSETS, NET

Intangible assets consisted of the following as of March 31, 2018 and December 31, 2017:

	3/31/2018	12/31/2017
Software, at cost	$366	$353
Less accumulated amortization	(219)	(212)
	$147	$141

Amortization expense was not charged for the three-month period ended March 31, 2018 and 2017.

7.	ACCRUED AND OTHER LIABLITIES

Accrued and other liabilities consisted of the following as of March 31, 2018 and December 31, 2017:

	3/31/2018	12/31/2017
Wages payable	$24,682	$22,566
Accrued professional and consulting fees	148,633	135,633
	$173,315	$158,199

China Senior Living Industry International Holding Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2018 and December 31, 2017

(Stated in U.S. Dollars)

8.	RELATED PARTY ADVANCES

Related party advances consisted of the following as of March 31, 2018 and December 31, 2017:

	3/31/2018	12/31/2017
Xianyang Yifuge Elderly Apartment Co., Ltd. (“Xianyang”)	$1,111	$928

Related party advances represented advances received in connection with services that have not yet been rendered to Xianyang but are expected to be in the future. Xianyang is controlled by the management of the Company.

9.	RELATED PARTY PAYABLE

Related party payable consisted of the following as of March 31, 2018 and December 31, 2017:

	3/31/2018	12/31/2017
Liu, Shengli	$210,178	$210,178
Xianyang Yifuge Elderly Apartment Co., Ltd. (“Xianyang”)	169,485	168,212
	379,663	378,390

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

On January 4, 2013, the Company entered into an operating lease agreement with a related party leasing for office space located in Xianyang City, Shaanxi Province. The lease expires on December 31, 2045. No deposit is paid with this lease. As of March 31, 2018 and December 31, 2017, the Company had commitments for future minimum lease payments under a non-cancelable operating lease as follows:

Period	3/31/2018	12/31/2017
Year 1	$3,057	$2,951
Year 2	3,057	2,951
Year 3	3,057	2,951
Year 4	3,057	2,951
Year 5	3,057	2,951
Thereafter	61,447	62,202
Total	$76,732	$76,957

Rental expenses for the three-month period ended March 31, 2018 and 2017 were $755 and $697, respectively. Rental expenses are recognized on a straight line basis.

China Senior Living Industry International Holding Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2018 and December 31, 2017

(Stated in U.S. Dollars)

11.	INCOME TAX

All of the Company’s operations are in the PRC, and in accordance with the relevant tax laws and regulations. The corporate income tax rate in China is 25%.

In order to encourage enterprises to operate senior homes, PRC tax law provides a tax holiday by waiving the income tax for entities operating in this industry. According to the Minfa (2015) No. 33 “Advice to Encourage Private Capital to Participate in the Development of Pension Services”, jointly issued by ten ministries which include the Ministry of Civil Affairs and the Ministry of Finance of the People’s Republic of China, the Company is entitled to benefit from the sales tax exemption and business tax exemption policy. As such, the Company was not subject to income tax as of December 31, 2016. As of the date of this report, the Company does not expect that this tax exemption policy will terminate in the near future.

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

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for the three-month period ended March 31, 2018 and 2017:

	3/31/2018	3/31/2017
Income attributed to PRC operations	$51,582	$37,366
Loss attributed to US and HK entities	(13,000)	(1,246)
Income/(loss) before tax	$38,582	$36,120

PRC Statutory Tax at 25% Rate	12,895	9,030
Effect of tax exemption granted	(12,895)	(9,030)
Income tax	-	-

Per Share Effect of Tax Exemption

	3/31/2018	3/31/2017
Effect of tax exemption granted	$12,895	$9,030
Weighted-Average Shares Outstanding Basic	56,560,007	56,560,007
Per share effect	$0.00	0.00

China Senior Living Industry International Holding Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2018 and December 31, 2017

(Stated in U.S. Dollars)

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows for the periods ended March 31, 2018 and 2017:

	3/31/2018	3/31/2017
U.S. federal statutory income tax rate	34%	34%
Lower rates in PRC, net	(9%)	(9%)
Tax holiday for senior care industry	(25%)	(25%)
The Company’s effective tax rate	0%	0%

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company has considered the accounting impact of the effects of the Act during the year ended December 31, 2017 including a reduction in the corporate tax rate from 34% to 21% among other changes.

12.	RELATED PARTY TRANSACTION

For the three-month period ended March 31, 2018 and 2017, the Company had one client which represented 100% of the revenue. The client is a related party. The related party is controlled by the management of the Company:

	For the three-month period ended
	3/31/2018	3/31/2017
Xianyang Yifuge Elderly Apartment Co., Ltd. (“Xianyang”)	$169,354	$118,397

13.	CONCENTRATIONS AND RISKS

A. Concentration

As of March 31, 2018, the Company had one client which represented 100% of the revenue. The client is a related party. The related party is controlled by the management of the Company.

As of March 31, 2018, the Company has a material balance due from a related party. There is a concentration risk if the balance is not repaid and would create a material impact in the Company’s financial position and liquidity.

Cash deposits with banks are held in financial institutions in China, which are insured with deposit protection up to RMB500,000 (approximately $79,615). Accordingly, the Company does not have a concentration of credit risk related to bank deposits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk.

China Senior Living Industry International Holding Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2018 and December 31, 2017

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

As of and for the three-month period ended March 31, 2018 and 2017, all revenues of the Company represented the provision of management services to senior homes. No financial information by business segment is presented. Furthermore, as all revenues are derived from the PRC, no geographic information by geographical segment is presented.

15.	GOING CONCERN UNCERTAINTIES

These financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of March 31, 2018, the Company had accumulated deficits of $516,548 due to the substantial losses in operations in prior years, and a related party owed a significant balance to the Company that has not been repaid, which has limited the Company’s liquidity. Management’s plan to support the Company in operations and to maintain its business strategy is to raise funds through public and private offerings and to rely on officers and directors to perform essential functions with minimal compensation. If we do not raise all of the money we need from public or private offerings, we will have to find alternative sources, such as loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. If we require additional cash and cannot raise it, we will either have to suspend operations or cease business entirely.

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

Description of Business

The Company was incorporated in Nevada on January 13, 1986.

On September 29, 2015, the Company’s indirectly wholly-owned subsidiary Xian Qi Ying Senior Living, Inc (formerly known as Xi’an Qi Ying Bio-Tech Limited) (“Qi Ying”) entered into a series of variable interest entity (“VIE”) agreements with Shaanxi Yifuge Investments and Assets Co, Ltd (“Yifuge”) according to which Yifuge became our affiliated operating company in China. As consideration, we issued 33,600,000 shares of common stock to Jincao Wu, who was the control person and owner of Yifuge and the Company’s current chief executive officer.

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

We engage in the business of operating a senior living facility in Xianyang City, a part of Xi’an Metropolitan Area in Shaanxi Province, People’s Republic of China ( “China” or “PRC”), with the ability to serve 200 residents. We offer our residents access to a full continuum of services across all sectors of the senior living industry. We generate our revenues from private customers, which limits our exposure to government reimbursement risk. We believe the senior living industry in China offers significant opportunities to the Company to increase its revenues through providing a combination of housing, hospitality services and health care services.

We plan to grow our revenue and operating income through a combination of: (i) organic growth (ii) acquisitions of additional operating companies and facilities; and (iii) the realization of economies of scale. Once we generate sufficient cash flow from our operations or attract additional investors, we intend to invest in a broad spectrum of assets in the senior living industry.

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

Results of Operations

Three-month Period Ended March 31, 2018 Compared to Three-month Period Ended March 31, 2017

The following table summarizes the results of our operations during the three-month period ended March 31, 2018 and 2017, respectively and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended March 31, 2018 compared to the three-month period ended March 31, 2017.

(All amounts, other than percentages, stated in U.S. dollars)

	Three-month period ended March 31,		Increase/ (Decrease)	Increase/ (Decrease)
	2018	2017	($)	(%)
Net revenues	169,354	118,397	50,957	43%
Cost of revenues	117,018	78,171	38,847	50%
Gross profit	52,336	40,226	12,110	30%
Operating expenses
Selling and marketing expenses	-	-	-	-
General and administrative expenses	13,755	4,108	9,647	235%
Operating income	38,581	36,118	2,463	7%
Net income	38,582	36,120	2,462	7%

Revenues

Net revenues. Our net revenues for the three-month period ended March 31, 2018 amounted to $169,354, which represents an increase of approximately $50,957, or 43%, from the three-month period ended on March 31, 2017, in which our net revenues were $118,397.

Cost of Revenues. Our cost of revenues for the three-month period ended March 31, 2018 amounted to $117,018, which represents an increase of approximately $38,847, or 50%, from the three-month period ended March 31, 2017, in which our cost of revenues was $78,171.

Gross Profit. Our gross profit for the three-month period ended March 31, 2018 amounted to $52,336, which represents an increase of approximately $12,110, or 30%, from the three-month period ended on March 31, 2017, in which our gross profit was $40,226.

Operating Expenses

Selling Expenses. There were no selling expenses incurred in 2018 and 2017.

General and Administrative Expenses. We experienced an increase in general and administrative expense of $9,647 from $4,108 to $13,755 for the three-month period ended March 31, 2018, compared to the same period in 2017. The increase was mainly due to the increase in professional fees incurred as compared to 2017.

Operating Income

Operating income increased by $2,463, or 7%, to operating income of $38,581 in 2018 from operating income of $36,118 in 2017 as a result of the increase of net revenues.

Income Taxes

There were no income tax expenses incurred in 2018 and 2017.

Net Income

Net income increased $2,462, or 7%, to net income of $38,582 in 2018 from net income of $36,120 in 2017 as a result of the increase of net revenues.

Liquidity and Capital Resources General

As of March 31, 2018 and December 31, 2017, cash and cash equivalents were $23,630 and $24,962, respectively.

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

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

	For the three-month period ended March 31,
(Stated in U.S. dollars)	2018	2017
Net cash flows (used in)/provided by operating activities	(2,959)	19,702
Net cash flows used in investing activity	-	-
Net cash flows provided by financing activities	755	1,874
Effect of foreign currency translation on cash and cash equivalents	872	6

Operating Activities

Net cash used in operating activities for the three-month period ended March 31, 2018 was $(2,959) and net cash provided by operating activities for the three-month period ended March 31, 2017 was $19,702.

Investing Activity

There were no investing activities in 2018 and 2017.

Financing Activities

Net cash provided from financing activities for the three-month period ended March 31, 2018 was $755, and net cash provided from financing activities for the three-month period ended December 31, 2017 was $1,874. The decrease is primarily due to decreases in funding provided by the related party to support the Company’s operations.

Subsequent Events

The Company has evaluated subsequent events through the issuance of the consolidated financial statements. On June 1, 2018, the Company became a majority owner in a PRC corporation, Shaanxi Jinjiangshan Da Jiankang Health Science Development Co., Ltd.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2018. The Company does not have a chief financial officer that is familiar with the accounting and reporting requirements of a U.S. publicly-listed company, nor does it have a financial staff with accounting and financial expertise in U.S. generally accepted accounting principles (“US GAAP”) reporting. In addition, the Company does not believe it has sufficient documentation concerning its existing financial processes, risk assessment and internal controls. There are also certain deficiencies in the design or operation of the Company’s internal control over financial reporting that has adversely affected its disclosure controls that may be considered to be “material weaknesses.”

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1*	Articles of Incorporation of the Company (Incorporated by reference from Exhibit 3 to Patriot Investment Corporation’s Form 10-SB12G filed with the Commission on April 13, 1999)
3.2*	Bylaws of the Company (Incorporated by reference from Exhibit 3 to Patriot Investment Corporation’s Form 10-SB12G filed with the Commission on April 13, 1999)
3.3*	Amendment of Articles of Incorporation filed with the Nevada Secretary of State on September 8, 2015 (Incorporated by reference from Exhibit 3.3 to our annual report Form10-K filed on May 15, 2017)
10.1*	Securities Issuance Agreement, dated September 29, 2015, by and between Jincao Wu and the Registrant (1)
10.2*	Exclusive Business Cooperation and Management Agreement, dated September 29, 2015, by and between Qi Ying and Shaanxi Jinjiangshan (1)
10.3*	Exclusive Option Agreement, dated September 29, 2015, by and among Qi Ying, Shaanxi Jinjiangshan, and Shaanxi Jinjiangshan's shareholders, Jincao Wu and Zhongyang Shang (1)
10.4*	Equity Interest Pledge Agreement, dated September 29, 2015 by and among Qi Ying, Shaanxi Jinjiangshan, and Shaanxi Jinjiangshan's shareholders, Jincao Wu and Zhongyang Shang (1)
10.5*	Two Power of Attorney, dated September 29, 2015, between Jincao Wu and Qi Ying, and Zhongyang Shang and Qi Ying, respectively (1)
10.7*

Entrustment Management Contract, dated December 01, 2015, between Xianyang Yifuge Elderly Apartment Co., Ltd. and Shaanxi Jinjiangshan Elderly Care Service Management Co., Ltd. (incorporated by reference to Exhibit 10.6 to our Form 10-K filed on October 5, 2018)

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed
**	Filed herewith
***	Furnished herewith

(1)	Incorporated by reference to the Registrant's Form 8-K, filed on October 13, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Senior Living Industry International Holding Corporation

Date: November 1, 2018	By:	/s/ Jincao Wu
Jincao Wu
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Liping Cui
Liping Cui
Chief Financial Officer
(Principal Financial Officer)

