Form 10-Q
period 2018-09-30
China Senior Living Industry International Holding Corp
filed 2018-11-15
CIK 805729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 14, 2018, the Registrant had 56,560,007 shares of common stock outstanding.

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

September 30, 2018 and December 31, 2017

(Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

China Senior Living Industry International Holding Corporation

Results of Review of Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of China Senior Living Industry International Holding Corporation and its subsidiaries (the Company) as of September 30, 2018, the related condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2018 and 2017, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017, including the related notes (collectively referred to as the “interim consolidated financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

November 14, 2018

China Senior Living Industry International Holding Corporation

Condensed Consolidated Balance Sheets (Unaudited)

As of September 30, 2018 and December 31, 2017

(Stated in U.S. Dollars)

	9/30/2018	12/31/2017

ASSETS

Current assets
Cash and cash equivalents	$99,285	$24,962
Accounts receivable	72,817	-
Accounts receivable – related party, net	2,927	2,936
Prepayments	42,379	-
Related party receivable	1,074,257	1,159,477
Total current assets	1,291,665	1,187,375
Non-current asset
Intangible asset, net	134	141
TOTAL ASSETS	$1,291,799	$1,187,516

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued and other liabilities	$93,592	$158,199
Related party advances	2,342	928
Related party payable	483,090	378,390
TOTAL LIABILITIES	$579,024	$537,517

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity

Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	$-	$-
Common stock, $0.001 par value; 200,000,000 shares authorized, 56,560,007 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	56,560	56,560
Additional paid in capital	1,083,474	1,083,474
Statutory reserve	69,967	69,967
Accumulated other comprehensive loss	(69,407)	(4,872)
Accumulated deficit	(438,693)	(555,130)
Total Stockholders’ equity	$701,901	$649,999
Noncontrolling interests	10,874	-
Total Equity	$712,775	$649,999

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,291,799	$1,187,516

See Accompanying Notes to the Financial Statements and Accountant’s Report

China Senior Living Industry International Holding Corporation

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

For the three and nine-month periods ended September 30, 2018 and 2017

(Stated in U.S. Dollars)

	For the three months ended		For the nine months ended
	9/30/2018	9/30/2017	9/30/2018	9/30/2017

Revenues – related party	$165,793	$120,001	$504,765	$354,907
Cost of revenues	100,935	84,417	321,757	240,561
Gross profit	64,858	35,584	183,008	114,346

Operating expenses
General and administrative expenses	23,649	13,569	89,702	46,153

Operating income	41,209	22,015	93,306	68,193

Other income/(expenses)
Other income	-	-	27,354	-
Interest income	226	1	377	4
Other expenses	(618)	-	(618)	-
Total other income/(expenses)	(392)	1	27,113	4

Earnings before tax	40,817	22,016	120,419	68,197

Income tax	-	-	-	-

Net income	$40,817	$22,016	$120,419	$68,197
Net loss attributable to noncontrolling interests	(528)	-	(1,990)	-
Net income attributable to ordinary shareholders	$41,345	$22,016	$122,409	$68,197

Other comprehensive income (loss) :
Foreign currency translation (loss)/gain	(43,852)	18,648	(64,535)	42,328
Comprehensive (loss)/income	$(3,035)	$40,664	$55,884	$110,525
Total comprehensive loss attributable to noncontrolling interests	(2,173)	-	(4,350)	-
Total comprehensive loss attributable to ordinary shareholders	$(862)	$40,664	$60,234	$110,525

Earnings per share
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	$0.00	$0.00	$0.00	$0.00

Weighted average number of Common shares outstanding
Basic	56,560,007	56,560,007	56,560,007	56,560,007
Diluted	56,560,007	56,560,007	56,560,007	56,560,007

See Accompanying Notes to the Financial Statements and Accountant’s Report

China Senior Living Industry International Holding Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the nine-month period ended September 30, 2018 and 2017

(Stated in U.S. Dollars)

	9/30/2018	9/30/2017

Cash flows from operating activities
Net income	$120,419	$68,197
Gain on bargain purchase	(26,747)	-
Increase in prepayments	(22,338)
Increase in accounts receivable	(76,761)
Decrease/(increase) in related party receivable	25,574	(107,380)
(Decrease)/increase in accrued liabilities	(63,359)	7,035
Increase/(decrease) in related party advances	206	(1,713)
Net cash used in operating activities	(43,006)	(33,861)

Cash flows from financing activities
Paid in capital	15,872	-
Increase in related party payable	106,864	32,466
Net cash provided by financing activities	122,736	32,466

Net increase/(decrease) of cash and cash equivalents	79,730	(1,395)

Effect of foreign currency translation on cash and cash equivalents	(5,407)	1,195

Cash and cash equivalents – beginning of period	24,962	4,270
Cash and cash equivalents – end of period	$99,285	$4,070

Supplementary cash flow information:
Interest received	$377	$4
Interest paid	$-	$-
Income tax paid	$-	$-

See Accompanying Notes to the Financial Statements and Accountant’s Report

China Senior Living Industry International Holding Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2018 and December 31, 2017

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

September 30, 2018 and December 31, 2017

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

On June 1, 2018, the Company acquired a total of 70% of Shaanxi Jinjiangshan Health Technology Development Co. Ltd (“Shaanxi Health Technology”)’s equity interest by entering into two share purchase agreements with two individual shareholders of Shaanxi Health Technology. In connection with the transaction, pursuant to a shareholders resolution passed unanimously on June 1, 2018, the Company committed a capital contribution to Shaanxi Health Technology, in the amount of 7,000,000RMB (approximately US$1,008,965), which will be paid in by November 13, 2037. As of September 30, 2018, the Company has contributed 145,500RMB (approximately US$20,972). In connection with the acquisition, the Company recognized a one-time bargain purchase gain of $26,747.

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

China Senior Living Industry International Holding Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2018 and December 31, 2017

(Stated in U.S. Dollars)

As of September 30, 2018, the detailed identities of the consolidating subsidiaries are as follows:

	Place of	Attributable equity	Registered
Name of Company	incorporation	interest %	capital
Financial International (Hong Kong) Holdings Company Limited	Hong Kong	100%	HKD 10,000,000

Spone Limited	Hong Kong	100%	HKD 1

Xi’an Qi Ying Senior Living, Inc (“Qi Ying”)	PRC	100%	RMB 50,000

Shaanxi Jinjiangshan Senior Living Management Co. Ltd (“JJS”)	PRC	Variable Interest Entity, with Qi Ying as the primary beneficiary	RMB 3,000,000

Shaanxi Health Science Development Co., Ltd. (“Shaanxi Health Technology”)	PRC	70%	RMB 10,000,000

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

September 30, 2018 and December 31, 2017

(Stated in U.S. Dollars)

(g) Cost of revenue

The cost for providing management services is comprised of direct labor wages and purchasing cost of food for preparing meals for the seniors.

(h) General & administrative expenses

General and administrative expenses include general overhead such as the office rental and utilities.

(i) Advertising

All advertising costs are expensed as incurred. For the six-month period ended September 30, 2018 and 2017, there was no advertising costs incurred.

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

In order to encourage enterprises to operate senior homes, PRC tax law provides a tax holiday by waiving the income tax for entities operating in this industry. According to the Minfa (2015) No. 33 “Advice to Encourage Private Capital to Participate in the Development of Pension Services”, jointly issued by ten ministries which include the Ministry of Civil Affairs and the Ministry of Finance of the People’s Republic of China, the Company is entitled to benefit from the sales tax exemption and business tax exemption policy. As such, the Company is not subject to income tax as of September 30, 2018.

China Senior Living Industry International Holding Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2018 and December 31, 2017

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

(m) Statutory reserves

Statutory reserves are referring to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations. The Company transferred $- and $16,373 from retained earnings to statutory reserves for the nine-month period ended September 30, 2018 and for the year ended December 31, 2017, respectively. PRC laws prescribe that an enterprise operating at a profit, must appropriate, on an annual basis, an amount equal to 10% of its profit. Such an appropriation is necessary until the reserve reaches a maximum that is equal to 50% of the enterprise’s PRC registered capital. The amount is not available for payment of dividends.

China Senior Living Industry International Holding Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2018 and December 31, 2017

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

	9/30/2018	12/31/2017	9/30/2017

Period end/Year end RMB:	6.8665	6.5064	6.6545
US$ exchange rate

Average period/yearly RMB:	6.5137	6.7570	6.8057
US$ exchange rate

Period end/Year end HKD:	7.8265	7.8144	7.8116
US$ exchange rate

Average period/yearly HKD:	7.8405	7.7925	7.7875
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

September 30, 2018 and December 31, 2017

(Stated in U.S. Dollars)

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

As of September 30, 2018 and December 31, 2017, the Company did not identify any assets and liabilities whose carrying amounts were required to be adjusted in order to present them at fair value.

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

The Company uses FASB ASC Topic 220, “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except the changes in paid-in capital and distributions to stockholders due to investments by stockholders. Comprehensive income for the three and nine-month periods ended September 30, 2018 and 2017 included net income and foreign currency translation adjustments.

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

September 30, 2018 and December 31, 2017

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

As of September 30, 2018, there are no other recently issued accounting standards not yet adopted that would or could have a material effect on the Company’s financial statements.

China Senior Living Industry International Holding Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2018 and December 31, 2017

(Stated in U.S. Dollars)

3. EARNINGS PER SHARE

	9/30/2018	9/30/2017
Basic Earnings Per Share:
Numerator:
Net income used in computing basic earnings per share	$122,409	$68,197

Denominator:
Weighted average common shares outstanding	56,560,007	56,560,007
Basic earnings per share:	$0.00	$0.00

Diluted Earnings Per Share:
Numerator:
Net income used in computing diluted Earnings per share	$122,409	$68,197

Denominator:
Weighted average common shares outstanding	56,560,007	56,560,007
Diluted earnings per share	$0.00	$0.00

4. ACCOUNTS RECEIVABLE - RELATED PARTY

Accounts receivable - related party consisted of the following as of September 30, 2018 and December 31, 2017:

	9/30/2018	12/31/2017

Xianyang Yifuge Elderly Apartment Co., Ltd. (“Xianyang”)	2,927	2,936

The balance represents service fees earned that the Company has not collected as of balance sheet date in connection with the services rendered to Xianyang during the period. The balance of the receivable is unsecured, interest-free and has no fixed terms of repayment. It is neither past due nor impaired. Management believes that the amount will be repaid in the next billing cycle, and, therefore, did not provide any allowances for bad debts during the nine-month period ended September 30, 2018 and 2017. Xianyang is controlled by the management of the Company.

China Senior Living Industry International Holding Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2018 and December 31, 2017

(Stated in U.S. Dollars)

5. PREPAYMENTS

Prepayments consisted of the following as of September 30, 2018 and December 31, 2017:

	9/30/2018	12/31/2017

Advances paid to service provider	$42,379	$-

In 2017, Shaanxi Health Technology entered into a service agreement with a software developer to develop an electronic platform. The outstanding amount represents advances paid to the service provider. The project is expected to be completed in 2018.

6. RELATED PARTY RECEIVABLES

Related party receivables consisted of the following as of September 30, 2018 and December 31, 2017:

	9/30/2018	12/31/2017

Wu, Jingmeng	$1,074,257	$1,159,477

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

7. INTANGIBLE ASSETS, NET

Intangible assets consisted of the following as of September 30, 2018 and December 31, 2017:

	9/30/2018	12/31/2017
Software, at cost	$335	$353
Less accumulated amortization	(201)	(212)
	$134	$141

Amortization expense was not charged for the six-month period ended September 30, 2018 and 2017.

8. ACCRUED AND OTHER LIABLITIES

Accrued and other liabilities consisted of the following as of September 30, 2018 and December 31, 2017:

	9/30/2018	12/31/2017
Wages payable	$22,592	$22,566
Accrued professional and consulting fees	71,000	135,633
	$93,592	$158,199

China Senior Living Industry International Holding Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2018 and December 31, 2017

(Stated in U.S. Dollars)

9. RELATED PARTY ADVANCES

Related party advances consisted of the following as of September 30, 2018 and December 31, 2017:

	9/30/2018	12/31/2017

Xianyang Yifuge Elderly Apartment Co., Ltd. (“Xianyang”)	$2,342	$928

Related party advances represented advances received in connection with services that have not yet been rendered to Xianyang but are expected to be in the future. Xianyang is controlled by the management of the Company.

10. RELATED PARTY PAYABLE

Related party payable consisted of the following as of September 30, 2018 and December 31, 2017:

	9/30/2018	12/31/2017
Liu, Shengli	$210,178	$210,178
Xianyang Yifuge Elderly Apartment Co., Ltd. (“Xianyang”)	272,912	168,212
	483,090	378,390

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

China Senior Living Industry International Holding Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2018 and December 31, 2017

(Stated in U.S. Dollars)

11. LEASE COMMITMENTS

On January 4, 2013, the Company entered into an operating lease agreement with a related party leasing for office space located in Xianyang City, Shaanxi Province. The lease expires on December 31, 2045. No deposit is paid with this lease. As of September 30, 2018 and December 31, 2017, the Company had commitments for future minimum lease payments under a non-cancelable operating lease as follows:

Period	9/30/2018	12/31/2017
Year 1	$2,796	$2,951
Year 2	2,796	2,951
Year 3	2,796	2,951
Year 4	2,796	2,951
Year 5	2,796	2,951
Thereafter	60,023	62,202
Total	$74,003	$76,957

Rental expenses for the six-month period ended September 30, 2018 and 2017 were 2,211 and 2,116, respectively. Rental expenses are recognized on a straight line basis.

12. INCOME TAX

All of the Company’s operations are in the PRC, and in accordance with the relevant tax laws and regulations. The corporate income tax rate in China is 25%.

In order to encourage enterprises to operate senior homes, PRC tax law provides a tax holiday by waiving the income tax for entities operating in this industry. According to the Minfa (2015) No. 33 “Advice to Encourage Private Capital to Participate in the Development of Pension Services”, jointly issued by ten ministries which include the Ministry of Civil Affairs and the Ministry of Finance of the People’s Republic of China, the Company is entitled to benefit from the sales tax exemption and business tax exemption policy. As such, the Company is not subject to income tax as of September 30, 2018. As of the date of this report, the Company does not expect that this tax exemption policy will terminate in the near future.

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

China Senior Living Industry International Holding Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2018 and December 31, 2017

(Stated in U.S. Dollars)

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for the six-month period ended September 30, 2018 and 2017:

	9/30/2018	9/30/2017
Income attributed to PRC operations	$120,419	$106,557
Loss attributed to US and HK entities	(40,020)	(38,360)
Income/(loss) before tax	$80,399	$68,197

PRC Statutory Tax at 25% Rate	20,100	26,639
Effect of tax exemption granted	(20,100)	(26,639)
Income tax	-	-

Per Share Effect of Tax Exemption

	9/30/2018	9/30/2017
Effect of tax exemption granted	$20,100	$26,639
Weighted-Average Shares Outstanding Basic	56,560,007	56,560,007
Per share effect	$0.00	0.00

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows for the periods ended September 30, 2018 and 2017:

	9/30/2018	9/30/2017
U.S. federal statutory income tax rate	34%	34%
Lower rates in PRC, net	(9)%	(9)%
Tax holiday for senior care industry	(25)%	(25)%
The Company’s effective tax rate	0%	0%

13. RELATED PARTY TRANSACTION

For the nine-month period ended September 30, 2018 and 2017, the Company had one client which represented 100% of the revenue. The client is a related party. The related party is controlled by the management of the Company:

	For the nine-month period ended
	9/30/2018	9/30/2017

Xianyang Yifuge Elderly Apartment Co., Ltd. (“Xianyang”)	$504,765	$354,907

China Senior Living Industry International Holding Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2018 and December 31, 2017

(Stated in U.S. Dollars)

14. CONCENTRATIONS AND RISKS

A. Concentration

As of September 30, 2018, the Company had one client which represented 100% of the revenue. The client is a related party. The related party is controlled by the management of the Company.

As of September 30, 2018, the Company has a material balance due from a related party. There is a concentration risk if the balance is not repaid and would create a material impact in the Company’s financial position and liquidity.

Cash deposits with banks are held in financial institutions in China, which are insured with deposit protection up to RMB500,000 (approximately $72,817). Accordingly, the Company does not have a concentration of credit risk related to bank deposits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk.

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

15. SEGMENT INFORMATION

As of and for the nine-month period ended September 30, 2018 and 2017, all revenues of the Company represented the provision of management services to senior homes. No financial information by business segment is presented. Furthermore, as all revenues are derived from the PRC, no geographic information by geographical segment is presented.

16. GOING CONCERN UNCERTAINTIES

These financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of September 30, 2018, the Company had accumulated deficits of $438,693 due to the substantial losses in operations in prior years, and a related party owed a significant balance to the Company that has not been repaid, which has limited the Company’s liquidity. Management’s plan to support the Company in operations and to maintain its business strategy is to raise funds through public and private offerings and to rely on officers and directors to perform essential functions with minimal compensation. If we do not raise all of the money we need from public or private offerings, we will have to find alternative sources, such as loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. If we require additional cash and cannot raise it, we will either have to suspend operations or cease business entirely.

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

Results of Operations

Three-month Period Ended September 30, 2018 Compared to Three-month Period Ended September 30, 2017

The following table summarizes the results of our operations during the three-month period ended September 30, 2018 and 2017, respectively and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended September 30, 2018 compared to the three-month period ended September 30, 2017.

(All amounts, other than percentages, stated in U.S. dollars)

	Three-month period ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2018	2017	($)	(%)
Net revenues	165,793	120,001	45,792	38%
Cost of revenues	100,935	84,417	16,518	20%
Gross profit	64,858	35,584	29,274	82%
Operating expenses
Selling and marketing expenses	-	-	-	-
General and administrative expenses	23,649	13,569	10,080	74%
Operating income	41,209	22,015	19,194	87%
Net income	40,817	22,016	18,801	85%

Revenues

Net revenues. Our net revenues for the three-month period ended September 30, 2018 amounted to $165,793, which represents an increase of approximately $45,792, or 38%, from the three-month period ended on September 30, 2017, in which our net revenues were $120,001.

Cost of Revenues. Our cost of revenues for the three-month period ended September 30, 2018 amounted to $100,935, which represents an increase of approximately $16,518, or 20%, from the three-month period ended September 30, 2017, in which our cost of revenues was $84,417.

Gross Profit. Our gross profit for the three-month period ended September 30, 2018 amounted to $64,858, which represents an increase of approximately $29,274, or 82%, from the three-month period ended on September 30, 2017, in which our gross profit was $35,584.

Operating Expenses

Selling Expenses. There were no selling expenses incurred in 2018 and 2017.

General and Administrative Expenses. We experienced an increase in general and administrative expense of $10,080 from $13,569 to $23,649 for the three-month period ended September 30, 2018, compared to the same period in 2017. The increase was mainly due to the increases in professional fees incurred as compared to 2017.

Operating Income

Operating income increased by $19,194, or 87%, to operating income of $41,209 in 2018 from operating income of $22,015 in 2017 as a result of the increase of net revenues.

Income Taxes

There were no income tax expenses incurred in 2018 and 2017.

Net Income

Net income increased $18,801, or 85%, to net income of $40,817 in 2018 from net income of $22,016 in 2017 as a result of the increases in net revenues and a one-time recognition of bargain purchase gain.

Nine-month Period Ended September 30, 2018 Compared to Nine-month Period Ended September 30, 2017

The following table summarizes the results of our operations during the nine-month period ended September 30, 2018 and 2017, respectively and provides information regarding the dollar and percentage increase or (decrease) from the nine-month period ended September 30, 2018 compared to the nine-month period ended September 30, 2017.

(All amounts, other than percentages, stated in U.S. dollars)

	Nine-month period ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2018	2017	($)	(%)
Net revenues	504,765	354,907	149,858	44%
Cost of revenues	321,757	240,561	81,196	34%
Gross profit	183,008	114,346	68,662	60%
Operating expenses
Selling and marketing expenses	-	-	-	-
General and administrative expenses	89,702	46,153	43,549	94%
Operating income	93,306	68,193	25,113	37%
Net income	120,419	68,197	52,222	77%

Revenues

Net revenues. Our net revenues for the nine-month period ended September 30, 2018 amounted to $321,757, which represents an increase of approximately $81,196, or 34%, from the nine-month period ended on September 30, 2017, in which our net revenues were $240,561.

Cost of Revenues. Our cost of revenue for the nine-month period ended September 30, 2018 amounted to $321,757, which represents an increase of approximately $81,196, or 34%, from the nine-month period ended September 30, 2017, in which our cost of revenue was $240,561.

Gross Profit. Our gross profit for the nine-month period ended September 30, 2018 amounted to $183,008, which represents an increase of approximately $68,662, or 60%, from the nine-month period ended on September 30, 2017, in which our gross profit was $114,346.

Operating Expenses

Selling Expenses. There were no selling expenses incurred in 2018 and 2017.

General and Administrative Expenses. We experienced an increase in general and administrative expense of $43,549 from $46,153 to $89,702 for the nine-month period ended September 30, 2018, compared to the same period in 2017. The increase was mainly due to the increases in professional fees incurred as compared to 2017.

Operating Income

Operating income increased $25,113, or 37%, to operating income of $93,306 in 2018 from operating income of $68,193 in 2017 as a result of the increase of net revenue.

Income Taxes

There were no income tax expenses incurred in 2018 and 2017.

Net Income

Net income increased $52,222, or 77%, to net income of $120,419 in 2018 from net income of $68,197 in 2017 as a result of the increase of net revenue and an one-time recognition of bargain purchase gain.

Liquidity and Capital Resources General

As of September 30, 2018 and December 31, 2017, cash and cash equivalents were $99,285 and $24,962, respectively.

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

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

	For the nine-month period ended September 30
(Stated in U.S. dollars)	2018	2017
Net cash flows used in operating activities	(43,006)	(33,861)
Net cash flows used in investing activities	-	-
Net cash flows provided by financing activities	106,864	32,468
Effect of foreign currency translation on cash and cash equivalents	(5,407)	1,195

Operating Activities

Net cash used in operating activities for the nine-month period ended September 30, 2018 was $(43,006) and net cash used in operating activities for the nine-month period ended September 30, 2017 was $(33,861).

Investing Activities

There were no investing activities in 2018 and 2017.

Financing Activities

Net cash provided from financing activities for the nine-month period ended September 30, 2018 was $106,864, and net cash provided from financing activities for the nine-month period ended September 30, 2017 was $32,468. The increase is primarily due to increases in funding provided by the related party to support the Company’s operations.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2018. The Company does not have a chief financial officer that is familiar with the accounting and reporting requirements of a U.S. publicly-listed company, nor does it have a financial staff with accounting and financial expertise in U.S. generally accepted accounting principles (“US GAAP”) reporting. In addition, the Company does not believe it has sufficient documentation concerning its existing financial processes, risk assessment and internal controls. There are also certain deficiencies in the design or operation of the Company’s internal control over financial reporting that has adversely affected its disclosure controls that may be considered to be “material weaknesses.”

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1*	Articles of Incorporation of the Company (Incorporated by reference from Exhibit 3 to Patriot Investment Corporation’s Form 10-SB12G filed with the Commission on April 13, 1999)
3.2*	Bylaws of the Company (Incorporated by reference from Exhibit 3 to Patriot Investment Corporation’s Form 10SB12G filed with the Commission on April 13, 1999)
3.3*	Amendment of Articles of Incorporation filed with the Nevada Secretary of State on September 8, 2015 (Incorporated by reference from Exhibit 3.3 to our annual report Form10-K filed on May 15, 2017)
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

___________

*	Previously filed
**	Filed herewith
***	Furnished herewith

(1)	Incorporated by reference to the Registrant's Form 8-K, filed on October 13, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Senior Living Industry International Holding Corporation

Date: November 15, 2018	By:	/s/ Jincao Wu
Jincao Wu
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Liping Cui
Liping Cui
Chief Financial Officer
(Principal Financial Officer)

